Form 10QSB
period 2005-10-31
Tao Minerals Ltd.
filed 2005-12-07
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

_____________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,739,500 Shares of $0.001 par value Common Stock issued and outstanding as of October 31, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending January 31, 2006.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
(UNAUDITED)

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	BALANCE SHEET AS OF OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-2	STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 AND THE PERIOD FROM SEPTEMBER 23, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 23, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-4	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 AND THE PERIOD FROM SEPTEMBER 23, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	F-5 - F-7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$23,301
Prepaid expenses	5,755
Total Current Assets	29,056

MINERAL RIGHTS, NET	3,000

TOTAL ASSETS	$32,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,696

TOTAL LIABILITIES	1,696

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized,
7,739,500 shares issued and outstanding	7,740
Additional paid in capital	47,995
Accumulated deficit during exploration stage	(24,950)
Subscription receivable	(425)
Total Stockholders’ Equity	30,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,056

See accompanying notes to financial statements.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

		For the Period		For the Period
		From		From
	For the Three	September 23,	For the Nine	September 23,
	Months Ended	2004 to	Months Ended	2004 to
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2005

OPERATING EXPENSES
Mining expense	$250	$-	$250	$3,550
Professional fees	2,017	-	10,685	14,885
Consulting fees	3,000	-	3,000	3,000
Transfer agent and regulatory fees	688	-	4,040	4,040
General and administrative	1,318	-	1,392	1,500
Total Operating Expenses	7,273	-	19,367	26,975

LOSS FROM OPERATIONS	(7,273)	-	(19,367)	(26,975)

OTHER EXPENSE
Foreign currency transaction gain
(loss)	-	-	(6)	2,025

Provision for Income Taxes	-	-	-	-

NET LOSS	$(7,273)	$-	$(19,373)	$(24,950)

Net loss per share - basic and
diluted	$-	$-	$-	$-

Weighted average number of shares
outstanding during the period –
basic and diluted	7,739,500	-	7,739,500	7,337,957

See accompanying notes to financial statements.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM SEPTEMBER 23, 2004 (INCEPTION) TO OCTOBER 31, 2005
(UNAUDITED)

					Accumulated
			Additional		Deficit During
	Common Stock		Paid-In	Subscription	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash
($0.001 per share)	6,760,000	$6,760	$-	$-	$-	$6,760

Common stock issued for cash
($0.05 per share)	979,500	980	47,995	(425)	-	48,550

Net loss for the period from September 23,
2004 (inception) to January 31, 2005	-	-	-	-	(5,577)	(5,577)

Balance, January 31, 2005	7,739,500	7,740	47,995	(425)	(5,577)	49,733

Net loss for the period	-	-	-	-	(19,373)	(19,373)

BALANCE, OCTOBER 31, 2005	7,739,500	$7,740	$47,995	$(425)	$(24,950)	$(30,360)

See accompanying notes to financial statements.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		For the Period	For the Period
	For the Nine	From	From
	Months	September 23,	September 23,
	Ended	2004 to	2004 to
	October 31,	October 31,	October 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,373)	$-	$(24,950)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(5,755)	-	(5,755)
Accounts payable	(2,504)	3,000	1,696
Net Cash Used In Operating Activities	(27,632)	3,000	(29,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining property	-	(3,000)	(3,000)
Net Cash Used In Investing Activities	-	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	55,310
Net Cash Provided by Financing Activities	-	-	55,310

NET INCREASE (DECREASE) IN CASH	(27,632)	-	23,301

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	50,933	-	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$23,301	$-	$23,301

See accompanying notes to financial statements.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of nine months or less at the time of purchase to be cash equivalents.

(D) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of October 31, 2005, the Company had capitalized $3,000 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
(UNAUDITED)

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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2005, there were no dilutive securities outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS

TAO MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
(UNAUDITED)

No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACQUIDITION OF MINERAL RIGHTS

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a negative cash flow from operations of $27,632 for the nine months period ended October 31, 2005. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussions and Analysis or Plan of Operation

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

Tao Minerals Ltd. ("the Company", “we”, “us”) was incorporated in the state of Nevada on September 23, 2004. On October 22, 2004, the Company entered into a Purchase and Sale Agreement with Multimetal Mining Corp. a Nevada private company, whereby it agreed to sell us a 100% undivided right, title and interest in two mineral claims, known as the Whale Mine claims, located in the Yellow Pine Mining District, Clark County, Nevada. The Company paid $3,000 as consideration to acquire a 100% interest in these claims.

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

As of October 31, 2005 the Company had total assets of $ 32,056 consisting of $ 23,301 cash, $ 5,755 in prepaid expenses and net mineral rights of $ 3,000. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at October 31, 2005 totaled $ 1,696, consisting of accounts payables and accrued liabilities.

For the three months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 7,273 consisting of $ 250 in exploration expenses, $ 2,017 in professional fees, $ 3,000 in professional fees, $ 688 in Transfer Agent and regulatory fees and $ 1,318 in general and administrative expenses.

For the nine months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 19,367 consisting of $ 250 in exploration expenses, $ 10,685 in professional fees, $ 3,000 in consulting fees, $ 4,040 in Transfer Agent and regulatory fees, $ 1,392 in general and administrative fees. In addition the company incurred a $ 6 in foreign currency transactions loss for a total comprehensive net loss for the period of $ 19,373.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the nine month period ended October 31, 2005, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Whale Mine property. The company has commenced the first phase of the recommended exploration work program on the Whale Mine claims. It is anticipated that the program will be completed in mid December 2005 but the company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will have the ability to enter into commercial production. Presently the company does not have sufficient funds to complete the recommended phase one exploration program on the Whale mine property, therefore it will require additional funding to cover the cost of the initial exploration program, to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase two surveys and with any subsequent recommended work on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the second phase of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Whale Mine property consisting of geologic mapping and sampling, analytical and test surveys. The Company anticipates that the phase one program will cost approximately $36,000 and be completed by mid December 2005, while the phase two program will cost approximately $105,000 and will be undertaken in the spring of 2006.

The Company has commenced the phase one exploration program on the Whale Mine property in late September 2005. The program should be completed by mid December 2005. A consulting geologist will be retained to review all past exploration data relating to the property and plot relevant information on a map of the property. Based on this mapping, the geologist will choose property areas that are most likely to host economic mineralization. He will then conduct a sampling program focusing on these property areas by gathering rock and soil samples from the identified property areas that appear to contain mineralization. The samples will be sent to a laboratory for mineral analysis. By mid-December, the company should receive the results of the sample analysis and be able to determine which property areas contain significant mineralization.

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

The Company had retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The Company has received approval for this application and its common shares have been posted for trading on the OTC BB with the trading symbol of TAOM.OB

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $32,632 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration.

As reflected in the accompanying financial statements, we are in the exploration stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

     Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

There were no reports filed on form 8K during the nine months ending October 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tao Minerals Ltd.

/s/ “Don Axent”
Don Axent, Director
Date: December 6, 2005.