Form 10KSB
period 2006-01-31
Tao Minerals Ltd.
filed 2006-05-01
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-4995
TAO MINERALS LTD.
(Name of small business issuer in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 618, Empresarial Mall Ventura, Cra.32#1B
Sur 51, Medellin, Columbia	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (305) 726-0602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

34,216,000 common shares @ $1.895 (1) = $64,839,320

(1) Average of bid and ask closing prices on April 24, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,816,000 common shares issued and outstanding as of April 24, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Tao" mean Tao Minerals Ltd., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is Officina 618, Empresarial Mall Ventura, Cra.32 #1B Sur 51, Medellin, Columbia. Our telephone numbers are (305) 726-0602 and 011-574-311-0720.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TAOL".

Corporate History

We were incorporated in the State of Nevada on September 23, 2004 with authorized capital of 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

On March 13, 2006, our board of directors approved an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split became effective with the Secretary of State of Nevada on March 24, 2006. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001 to 552,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,739,500 shares of common stock to 51,816,000 shares of common stock. Effective March 24, 2006 our trading symbol on the OTC Bulletin Board was changed from “TAOM” to “TAOL” in connection with the forward stock split.

From inception on September 23, 2004 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Whale Mine Claims and acquiring our Golondria Gold-Silver Project.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our Current Business

We are in the mineral resource business. To date, we have not conducted any exploration on our mineral properties. We are currently in the process of our phase 1 program on our Golondria Gold-Silver Project.

We are in the business of the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

Our plan of operation is to conduct exploration work on our properties in order to ascertain whether they possess economic quantities of gold, silver, lead, zinc and copper. There can be no assurance that economic mineral deposits or reserves, exist on our properties until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the properties is economically feasible.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

There is no assurance that a commercially viable mineral deposit exists on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 5 of this annual report on Form 10-KSB, for additional information about the risks of mineral exploration.

Employees

As of April 24, 2006, we had no employees other than our directors and officers. On April 1, 2006, we entered into consulting agreements with James Sikora and Gordon Samson. Each agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise.

We also engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There is aggressive competition within the mineral industry to discover and acquire properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We do not currently own or operate any mines and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our property.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $2,361 and working capital deficit of $1,758 as of our year ended January 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2006 is $54,493. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

Our foremost project is located in Colombia where mineral exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Certain projects in which we have interests are located in Colombia. Mineral exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and mine safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombian economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

There are no known reserves of minerals on our mineral claims and we cannot guarantee that we will find any commercial quantities of minerals.

We have not found any mineral reserves on our claims and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of any minerals. Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is also largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our company's success.

Presently some of our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The exploration of valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, De Leon & Company, state in their Notes to the audited financial statements for the year ended January 31, 2006, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We are subject to various government regulations and environmental concerns.

We are subject to various government and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of exploration, mining operations and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our U.S. or Colombian properties, including those with respect to unpatented mining claims.

Our activities are not only subject to extensive federal, state and local regulations controlling the exploration and mining of mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

If we become more active on our properties, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of the our proposed operations; costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife, and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada and Colombia, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.	Description of Property.

Executive Offices

Our principal offices are located at Officina 618, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia. Our telephone number at our principal office is 011-574-311-0720. Our office is donated rent free by our President. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

There is no assurance that a commercially viable mineral deposit exists on our properties, or that we will be able to identify any mineral resource on our properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties.

We have not found any other mineral properties either for staking or purchasing but will seek other mineral properties during the next year so to diversify our holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of our shares. We have no intentions of purchasing for cash or other considerations any mineral properties from our officers and/or directors.

The Whale Mine Claims

Acquisition and Location

On October 22, 2004 entered into a purchase and sale agreement with Multimetal Mining Corp. of Las Vegas, to acquire a 100% interest in two mineral claims collectively known as the Whale Mine property which consist of two state mineral claims comprising of 40 acres. A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration in the ground. These claims are registered in the name of Multimetal Mining Corp. and are in good standing. In order to maintain title to the While Mine claims subsequent to this date, we must conduct at least $100 in exploration on each claim per year and file proof of labor with the State by September 1 of each successive year. In addition, a maintenance fee of $100 per annum is required by the Federal Bureau of Land Management.

Multimetal Mining Corp. holds these claims on our behalf. Multimetal Mining Corp. does not retain any right to the claims. There are no underlying interests or interests in the property

The Whale Mine claims are located in the Yellow Pine Mining District, Nevada, located 30 miles southwest of Las Vegas, Nevada and approximately six miles west of Goodsprings of the western slopes of the Spring Mountains.

The typically desert climate makes for relatively high temperatures and low precipitation. The property lies in a region of moderate rolling hills with local incised narrow canyons. Elevations locally range from 3200 feet to 4300 feet. Vegetation consists mainly of desert shrubs and cactus. Sources of water are available from valley wells.

Specifics of the claims are as follows:

Claim Name	Mining District	Co-ordinates
Whale 1	Yellow Pine, Clark County, NV	35 Degree 48’ N Latitude
115 Degree 31’ W Longitude
Whale 2	Yellow Pine, Clark County, NV	35 Degree 48’ N Latitude
115 Degree 31’ W Longitude
History

The Whale Mine claims were first discovered in 1904. Between 1912 and 1943, a recorded 339,727 pounds of zinc, 40,642 pounds of lead and 202 ounces of silver were recovered from the property. Since 1964, the area has been mainly dormant. In 1981, the property and surrounding area were explored by VLF-EM and geochemical surveys but results were unavailable.

There is no equipment or other infrastructure facilities located on the Whale Mine claims.

VLF-EM surveys consist of two separate surveys: very low frequency and electromagnetic surveys. Very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity.

Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. Electro magnetic surveys involve measuring the strength of the earth’s magnetic field. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

Geochemical surveys consist of the collection of chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as zinc and lead. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

There is no exploration currently being conducted on the Whale Mine claims. We expect to commence an initial phase of exploration on the claims in the summer or fall of 2006. To date, we have not incurred any exploration expenditures on the claims. We made a cash payment of $3,000 to the owner of the claims in order to acquire them.

Property Geology

The principal ores of the Whale Mine claims are the oxidized zinc, lead and silver ores. They contain smithsonite, cerussite and galena with small amounts of other minor ores with variable silver contents. Smithsonite, also known as zinc carbonate, is a zinc bearing rock that is typically green in color. Cerussite, or lead carbonate, is a dense, clear, lead-bearing rock. Galena, or lead sulfide, is a silver-gray, silver and lead ore. Some galena occurrences may contain up to 1% silver in place of lead.

Geological Assessment Report

We retained Mr. William G. Timmins, a professional engineer, to complete an initial evaluation of the property and to prepare a geological summary report on the Whale Mine property. He most recently attended the property in August 2004.

Based on his review of data relating to the Whale Mine property, Mr. Timmins concluded that the Whale Mine property warrants further exploration, given the previous discovery of significant grades of zinc, lead and silver mineralization. He recommends a two-phase exploration program to further evaluate the Property.

Phase I would consist of compiling past exploration data and sampling areas of the property that were previously explored. Sampling consists of a consulting geologist gathering soil or pieces of rock that appear to contain precious metals such as gold and silver. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. By analyzing past exploration data relating to the property, our consulting geologist will be able to identify specific areas of the claims that have the greatest potential to host economic mineralization. Subsequent exploration will be focused on such areas.

Phase II would consist of geological mapping and geophysical test surveys. Geological mapping involves plotting previous exploration data relating to the Whale Mine Property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. These surveys will provide us with information about the rocks that lie below that surface of the property and allow us to determine whether certain mineralization found on the exposed rocks may continue at depth.

Accessibility

Access to the area is by Interstate Highway 15 from Las Vegas southwest to Jean. Goodsprings is accessible by paved road from Jean, a distance of seven miles to the northwest, travel west along a paved road for about six miles towards the village of Sandy, then a short dirt road to the main workings of the property.

Infrastructure

There is no power source located on the Whale Mine claims. We will need to use portable generators if we require a power source for the exploration of the property.

Budget

Approximate costs for the recommended two phase program are as following:

Phase One:
Geological Mapping:	$10,000.00
Geological geophysical surveys:	$5,000.00
Trenching and Sampling:	$10,000.00
Mobilization and Demobilization:	$3,000.00
Reports, Maps, etc:	$2,000.00
Lodging, etc:	$2,000.00
Contingency:	$4,000.00
Total Phase I Costs:	$36,000.00

Phase Two:
Diamond Drilling:
Estimated: 2000 Ft @ $35Ft		$70,000.00
Mobilization and Demobilization:		$10,000.00
Reports, Assays, etc:		$10,000.00
Contingency:		$15,000.00
Total Phase II Costs:		$105,000.00
Total Program Costs:		$141,000.00

Phase One of the recommended geological program will be funded from our cash on hand. Most of the fees during Phase One will be for the initial mapping, surveys and sampling on the property. In order to proceed with the Phase Two exploration program, we will need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We do not have any arrangements in place for any future equity financing.

We intend to retain William Timmins, a professional geologist, to undertake the proposed exploration on the Whale Mine claims given his familiarity with the property area. We do not have any verbal or written agreement regarding the retention of Mr. Timmins for this exploration program, though he has indicated that if he is available, he is prepared to provide his services. Mr. Timmins will provide us with the potential costs for compliance and environmental costs when he prepares his report.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

–	Water discharge will have to meet water standards;

–	Dust generation will have to be minimal or otherwise re- mediated;

–	Dumping of material on the surface will have to be re- contoured and re-vegetated;

–	An assessment of all material to be left on the surface will need to be environmentally benign;

–	Ground water will have to be monitored for any potential contaminants;

–	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re- mediated; and,

–	There will have to be an impact report of the work on the local fauna and flora.

Golondria Gold-Silver Project

Acquisition and Location

On February 1, 2006 we executed a letter agreement with Primecap Resources and Nueva California S.A.,

concerning the acquisition of an interest in the Risaraldo La Golondrina D14-082 property located in Narino, Colombia.

On March 5, 2006, we entered into an Assignment Agreement dated effective February 28, 2006 (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”), to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

The Definitive Agreement provides for the assignment of the Option for the following consideration:

1.	Payment of US$150,000, payable on or before March 15, 2006 and upon execution of the Definitive Agreement; and

2.	The issuance of 2,500,000 common shares in the capital stock of the company, subject to applicable trading restrictions, to Nueva California which will be issued either contemporaneous with the payment of US$150,000 or within 14 days of the execution of a Definitive Agreement, whichever is the earlier.

In addition, we will assume Primecap’s financial obligations under the HOA.

On March 15, 2006, we entered into an amending agreement (the “Amending Agreement”) which agreement amended certain terms of the Definitive Agreement. The Amending Agreement provides for an extension to the payment terms such that the $150,000 payment time of March 15, 2006 was extended to April 15, 2006. The payment was made on April 10, 2006. On April 21, 2006 we issued 2,500,000 common shares to Nueva California SA pursuant to the terms of the Definitive Agreement.

The Golondria Gold-Silver Project is located in the Municipality of Los Andes Sotomayor, Department of Narino, in the southwest part of the state of Colombia, South America.

History

Historically gold has been mined in the country since pre-Columbian times. Exploration of the Sierra Nevada de Santa Marta area, along the north coast of the country, was conducted by Alonso de Ojeda, one of the companions of Columbus. His work revealed the large amounts of precious metals held by the local Indians and led to the rapid Spanish colonization of the west coast and interior of South America. Pasto was founded in 1537. From that time the population has spread out along the major river valleys, searching for land to cultivate and precious metals to mine, eventually reaching the valleys of tributaries of the Rio Pacual, in the area of Golondrina.

There are no government records of historical mining activity in the area. To the best of our knowledge no national or international mining companies have explored the area during the Spanish colonial period. In the late 1900s both placer and lode mining have been carried out by the local population. Placer mining only involved panning of gravels from the local creeks. Lode mining simply consisted of finding a vein exposed in the local hillsides and tunneling with pick and shovel along that vein. Vein material thought to contain gold was separated from host rock by hand-cobbing, and then the vein material was crushed by hand or by stamp mill. Gold was separated then by a mixture of panning, vibrating tables and gravity separation to separate gold from gangue material. Larger operations 10 km to the southwest (e.g. San Juan Bosco, La Llanada) have also made use of cyanidation for gold separation.

The Golondrina property was acquired by Colombian mining company Barro Blanco S.A. Several other gold properties exist in the area. Latingold Inc. optioned several properties from Barro Blanco S.A. and carried out exploration on those properties. This work included surface and underground mapping and sampling, as well as a Lithium-Bismuth surface geochemical survey. In 1998 Latingold abandoned its option. Except for local small-scale mining no further work has been done on those properties since that time except a site visit in August 2004 by Duncan Bain. During that visit several samples of possible ore-grade material were taken for analysis. These assays confirmed the presence of ore-grade gold mineralization on the property. Primecap Resources Inc. acquired an option from the Cooperative of Small Miners of the Andes Comilan to earn a 100% interest in the Golondrina property in August 2004. No work has been carried out by PrimeCap since that time. We optioned the property from PrimeCap in February 2006.

Property Geology

The Golondrina Gold-Silver property is underlain by Dagua Group fine-grained layered quartzites (siliceous clastic sediments) of Cretaceous age. These contain minor basalt flows and diabase dikes of the same age. Intruded into these sediments is a small (2 km X 0.5 km) biotite-hornblende tonalite body of Tertiary age. It is associated with the larger Vergel Stock, which is found 7 kilometers to the northwest. The intrusion has a 100 meter wide hornfelsed contact aureole against the sediments.

Mineralization on the Golondrina Project is confined to milky white quartz veins which contain disseminated sulphides. These sulphides include pyrite, chalcopyrite (copper) and galena (lead). Vein widths range between 5 and 50 centimeters.

Accessibility

The Golondrina Project is located in the watershed of Quebrada Honda, a tributary of the Rio Pacual in the Municipality of Los Andes Sotomayor, Department of Narinõ, in the southwest part of the state of Colombia, South America. It is found in the Mining District of Pasto and is contained within mining concession No. D14-082, which covers a rectangular area of 96 hectares. It occurs on Colombian National Topographic map sheet 410, and metric co-ordinates 945000E/ 655000N.

The closest town to the mining property is Sotomayor, which lies 5 kilometres to the southeast. Sotomayor is approximately 40 kilometres NW of the city of Pasto (population 354,000). Golondrina lies at Latitude 1o N, Longitude 78o W.

The property is accessible from Sotomayor by a one-lane gravel road for the first four kilometres and then by a 1 kilometre ATV trail. Access to Sotomayor is from Pasto by a secondary gravel road, with travel time estimated to be 4 hrs. Transportation to Sotomayor is available in Pasto. The gravel roads are suitable for movement of heavy equipment. Pasto connects to the capital city of Bogota by road and scheduled air service.

Infrastructure

The property is located within a mixture of small-scale mining and small-scale agricultural lands. Limited accommodations and supplies are available in Sotomayor, while Pasto acts as the main supply centre. Electrical power is available at Sotomayor, although it may be subject to interruption. Any electrical power required on the property could be supplied by diesel generation. Should the project reach an advanced stage then the road could be upgraded and an electrical powerline could be extended from Sotomayor to the property. There is no rail link into the immediate area. Cell phone coverage is available in the area, although it is dependent on topography.

Budget

It is recommended that La Golondrina property should be explored using modern exploration methods to discover one or more gold mineralized zones that can be mined at a profit.

A Phase 1 program would consist of reconnaissance and detailed mapping of the property. Particular notice would be made for structures which might control mineralization and alteration. Prospecting for and sampling of mineralization would also be conducted. Stream sediment sampling would be carried out over the whole drainage system within the property boundaries. This sampling would be used to look for continuity of mineralized veins or their alteration haloes not exposed at surface. For the same purpose a soil survey would also be conducted, on a grid covering the entire property, with lines at 50 m spacing. Samples would be taken every 25 m along those lines. The positions of surface and underground workings would be accurately plotted and these workings would be mapped. They would also be systematically sampled. Assaying of all stream sediment, surface rock and soil samples would be carried out for 30 elements by ICP-MS, and any samples showing highly anomalous Au values would be re-assayed by Fire Assay. Trenching of appropriate areas to expose bedrock for mapping and sampling would be carried out, based on mapping and sampling results. Samples from underground workings would be assayed by Fire Assay. Any underground samples with recognizable coarse gold would be screened and the appropriate fractions assayed independently. The estimated cost of this work is $52,450.

Dependent on favourable results from the Phase 1 program, a Phase 2 diamond drill program would be initiated. Further work would be dependent on the results of the Phase 1 and Phase 2 programs.

ESTIMATED BUDGET, PHASE 1 PROGRAM

ITEM		#	Cost/wk	#	$US/day	Total	Comments
				Wks		$US
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	50			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1000	ICP+AuFA
6	Underground sample	200			$20/sample	$4000	ICP+AuFA
	analysis
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT100
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1890
11	Office Management-local	1	$1000	3		$1000
12	Administration-Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "TAOL". We received approval on November 22, 2005 for trading under the symbol “TAOM”. On March 24, 2006 our symbol was changed to “TAOL” in connection with our forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2006	$n/a	$n/a

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
October 31, 2005	$n/a	$n/a
July 31, 2005	$n/a	$n/a

(1) Our common stock received approval for quotation on November 22, 2005. The first trade occurred March 16, 2006.

On April 24, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.90.

As of April 24, 2006, there were 32 holders of record of our common stock. As of such date, 51,816,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: 775.562.4091; Facsimile: 775.974.1444) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended January 31, 2006, we did not issue any equity securities which were not registered under the Securities Act of 1933. Subsequent to the year ended January 31, 2006 we issued the following equity securities which were not registered under the Securities Act of 1933:

On February 1, 2006 we entered into an agreement with Primecap Resources Inc. and Nueva California S.A. concerning the acquisition of an interest in the Risaraldo La Golondrina D14-082 property located in Narino, Colombia. On March 5, 2006, we entered into an Assignment Agreement dated effective February 28, 2006 (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”), to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

Pursuant to the terms of the Definitive Agreement, we issued 2,500,000 shares of our capital stock to Nueva California. In issuing the shares, we relied on the exemption from registration requirements of the United States Securities Act of 1933, as amended, provided by Regulation S promulgated thereunder.

On March 13, 2006, our board of directors approved an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split became effective with the Secretary of State of Nevada on March 24, 2006. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001 to 552,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,739,500 shares of common stock to 51,816,000 shares of common stock.

On April 21, 2006 we issued 5,000,000 shares of common stock to five non-U.S. persons. These shares were issued pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended

(the “Securities Act”) provided by Section 3(a)(9) of the Securities Act and/or by Regulation S promulgated thereunder.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations.

We are an exploration company and we will be structuring our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant mineralization, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs

There is no assurance that a commercially viable mineral deposit exists on any of our properties, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At January 31, 2006, we had working capital deficit of $1,758, compared to working capital of $46,733 as at January

31, 2005.

At January 31, 2006, our total current assets were $2,361 which consisted of cash compared to total current assets of $50,933 as at January 31, 2005.

At January 31, 2006, our total current liabilities were $4,119, compared to total current liabilities of $4,200 as at January 31, 2005.

For the year ended January 31, 2006, we posted losses of $48,916 compared to $5,577 as at January 31, 2005 and to $54,493 since incorporation. The principal components of the loss for the year ended January 31, 2006 were professional fees, exploration costs and expenses, and general and administrative.

Operating expenses for the year ended January 31, 2006 were $48,416 compared to $7,608 as at January 31, 2005.

At January 31, 2006, we had cash on hand of $2,361 compared to $50,933 as at January 31, 2005.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended January 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2006 have incurred losses of $54,493 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

General and Administration Expenses

General and Administration expenses are written off to operations when incurred.

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired. Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Cost

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2006.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" – a replacement of APB No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A "Modified Prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remains unvested on the effective date.

•	A "Modified Retrospective" method which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purpose of pro-forma disclosure, all periods presented.

We plan to adopt Statement 123(R) using the modified prospective method.

We are unable to estimate the future impact that Statement 123(R) will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Changes in Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to the Consolidated Financial Statements

F-1

TAO MINERALS LTD.
(An Exploration Stage Company)

Audited Financial Statements
(Expressed in U.S. Dollars)

January 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TAO MINERALS, LTD

We have audited the accompanying balance sheet of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2006, and the related statements of income, stockholders’ equity, and cash flows for the year ended January 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ deficit, and cash flows for the period from September 23, 2004 (inception) to January 31, 2006 include amounts for the period from September 23, 2004 (inception) to January 31, 2005, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 23, 2004 through January 31, 2005 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from September 23, 2004 (inception) to January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Tao Minerals, Ltd. (an exploration stage company)

We have audited the accompanying balance sheet of Tao Minerals, Ltd. (an exploration stage company) as of January 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 23, 2004 (inception) to January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tao Minerals, Ltd. (an exploration stage company) as of January 31, 2005 and the results of its operations and its cash flows for the for the period from September 23, 2004 (inception) to January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $1,377 for the period September 23, 2004 (inception) to January 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 8, 2005

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheets
January 31, 2006 and 2005
(Expressed in U.S. Dollars)
	2006		2005
ASSETS
Current
Cash	$ 2,361		$50,933
Total current assets	2,361		50,933
Mineral Properties
Mineral Rights, net	3,000		3,000
Total Mineral Properties	3,000		3,000
Total assets	$ 5,361		$53,933
LIABILITIES
Current
Accounts payable and accrued expenses	$ 1,119		$4,200
Due to a related party	3,000		-
Total current liabilities	4,119		4,200
Total Liabilities	~~$~~ 4,119	~~$~~	4,200
STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:	-		-
Common stock $0.001 par value, 69,000,000 shares authorized
Issued, allotted and outstanding:
61,916,000 shares of common stock	61,916		61,916
Subscription receivable	-		(425)
Additional paid-in capital	47,995		47,995
Deficit accumulated during exploration stage	(108,669)		(59,753)
Total stockholders’ equity	1,242		49,733
Total liabilities and stockholders’ equity	$ 5,361		$53,933
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods September 23, 2004 (Inception) to January 31, 2006							Page 1 of 2
(Expressed in U.S. Dollars)
						Deficit	Total
				Additional		Accumulated	Stock-
						During
	Common stock			paid-in	Subscription	Exploration	holders'
	Shares	Amount		capital	Receivable	Stage	(deficiency)
Common stock issued to founders for cash
($0.001 per share)	54,080,000	$ 54,080	$	$		$(47,320)	$ 6,760
Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995	(425)	(6,856)	48,550
							-
- net loss for the period from September 23, 2004 to						(5,577)	(5,577)
January 31, 2005

Balance, January 31, 2005	61,916,000	$61,916	$47,995 $	(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods September 23, 2004 (Inception) to January 31, 2006						Page 2 of 2
(Expressed in U.S. Dollars)
					Deficit	Total
			Additional		Accumulated	Stock-
					During
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)
Balance, January 31, 2005	61,916,000	$61,916	$47,995 $	(425)	$(59,753)	$ 49,733
Subscription receivable cancelled				425		425
- net loss for the year					(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995 $	- $	(108,669)	$1,242

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
	From Inception Date
	of September 23,		For the period
	2004 to Period Ended	For the Year ended	September 23, 2004
	January 31,	January 31, 2006	to January 31, 2005
	2006
OPERATING EXPENSES
Exploration expenses	$30,550	$27,250	$3,300
Professional fees	16,339	12,139	4,200
Consulting fees	3,000	3,000	-
Transfer agent and filing fees	4,494	4,494	-
General and administrative	1,641	1,533	108
Total Operating Expenses	56,024	48,416	7,608
LOSS FROM OPERATIONS	(56,024)	(48,416)	(7,608)
OTHER EXPENSE
Foreign currency translation gain (loss)	1,531	(500)	2,031
Provision for income taxes	-	-	-
Net (loss) for the Period	$(54,493)	$(48,916)	$(5,577)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED
		61,916,000	58,299,384
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	From Inception Date of September 23, 2004 to Period Ended January 31, 2006	For the Year ended January 31,2006	For the period September 23, 2004 to January 31, 2005
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(54,493)	$(48,916)	$(5,577)
Changes in non-cash working capital items
Accounts payable and accrued	1,119	(3,081)	4,200
Increase in due from a related party	3,000	3,000	-
Subscription receivable	425	425	-
Cash used by operations	(49,949)	(48,572)	(1,377)
Investing Activities
Purchase of mineral rights	(3,000)	-	(3,000)
Cash used by investing activities	(3,000)	-	(3,000)
Financing Activities
Issuance of common stock	55,310	-	55,310
Cash provided by financing activities	55,310	-	55,310
Cash Increase During the Period	2,361	(48,572)	50,933
Cash, Beginning of Period	-	50,933	-
Cash and Equivalent, End of Period	2,361	2,361	50,933
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$2,361	$2,361	$50,933

TAO MINERALS LTD
(An Exploration Stage Company
Notes to Financial Statements
For the year ended January 31, 2006 and the period ended January 31, 2005
(Expressed in U.S. dollars)

1.	Organization and Summary of Significant Accounting Policies

This summary of accounting policies for Tao Minerals Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

Tao Minerals, Ltd. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on September 23, 2004. The Company is natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a negative cash flow from operations of $48,572 for the year ended January 31, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2.	Significant Accounting Policies

(a) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

(b) Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended January 31, 2006 and the period ended January 31, 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(c)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

	(d)	Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2006, the Company had capitalized $3,000 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

	(e)	Long-Lived Assets

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

	(f)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time- Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No.

		123	(revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and

		123	(revised 2004) have no current applicability to the Company and have no effect on the financial statements.

(g) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2006 and 2005, there were no dilutive securities outstanding.

(h) Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended January 31, 2006 and the period ended January 31, 2005
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(i)	Income Taxes

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

	(j)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

	(k)	Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made

3.	Acquisition of Mineral Rights

On October 22, 2004, the Company acquired the mining rights to two claims collectively known as the Whale Mine property for a purchase price of $3,000. The Company received rights to all minerals contained in the Whale Mine property.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended January 31, 2006 and the period ended January 31, 2005
(Expressed in U.S. dollars)

4.	Related Party

During the year ended January 31, 2006, the president advanced the Company $3,000 (2005 - $Nil). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

5.	Common Stock

On March 13, 2006, the board of directors of our company approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effective with the Secretary of State of Nevada on March 24, 2006. The record date was set at March 23, 2006. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001 to 552,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,739,500 shares of common stock to 61,916,000 shares of common stock. The financial statements and notes have been changed to reflect the retroactive effect of the 8 to 1 forward stock split which has been accounted for as a stock dividend.

6.	Income Taxes

As of January 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $54,493 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$54,493	$5,577
Gross deferred tax assets	18,527	1,925
Less: valuation allowance	(18,527)	(1,925)
Net deferred tax asset	$--	$--

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended January 31, 2006 and the period ended January 31, 2005
(Expressed in U.S. dollars)

6.	Income Taxes (continued)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2006	2005
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

7.	Subsequent Events

On March 5, 2006, we entered into an Assignment Agreement dated effective February 28, 2006 (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”), to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of US$150,000, payable on or before March 15, 2006 and upon execution of the Definitive Agreement; (extended to April 15, 2006) and

The issuance of 2,500,000 common shares in the capital stock of the company, subject to applicable trading restrictions, to Nueva California which will be issued either contemporaneous with the payment of US$150,000 or within 14 days of the execution of a Definitive Agreement, whichever is the earlier. On April 10, 2006 we issued the 2,500,000 common shares and on April 13, 2006 we paid the $US 150,000 in accordance with the Definitive Agreement.

In addition, we will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

1.	US$30,000.00 upon execution of the HOA, which amount has been paid;
2.	US$20,000.00 on or before August 23, 2005, which amount has been paid;
3.	US$32,000.00 on or before August 23, 2006;
4.	US$40,000.00 on or before August 23, 32007;
5.	US$48,000.00 on or before August 23, 2008; and
6.	US$160,000.00 on or before August 23, 2009.
7.	200,000 shares of the Assignor, as of August 23, 2004, which issuance has been completed;
8.	200,000 shares of the Assignor, as of August 23, 2005, which issuance has been completed;
9.	300,000 shares of the Assignor, as of August 23, 2006;
10.	300,000 shares of the Assignor, as of August 23, 2007

On April 21, 2006 12,600,000 common shares were cancelled.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 4, 2006, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to De Leon & Company, an independent registered firm of Certified Public Accountants.

During our most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Webb & Company P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Webb & Company P.A., for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that Webb & Company P.A. expressed in their report substantial doubt about our ability to continue as a going concern. Our board of directors approved the change of auditors.

We have engaged the firm of De Leon & Company, as of April 4, 2006. De Leon & Company was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 24, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James Sikora	President and Director	48	February 1, 2006
Duncan Bain	Director	51	March 5, 2006

Name	Position Held with our Company	Age	Date First Elected or Appointed
Walter (Terry) Plummer	Director	67	March 14, 2006
Gordon Samson	Chief Financial Officer and Director	47	March 24, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

James Sikora, President and Director

Mr. Sikora was appointed a director on February 1, 2006 and was appointed our president on March 5, 2006. Over a four-year career, Mr. Sikora supervised drill floor operations on locations throughout Canada and the United States in the high Arctic and offshore Newfoundland and Nova Scotia. Mr. Sikora completed offshore safety, offshore survival and oilfield firefighting courses. Mr. Sikora became Hydril Canadian tubular sales and service manager from 1985 to 1987 and completed an extensive in-house sales and management training program at Hydril Technology Center Houston.

In 1987, upon completion of the Canadian securities course Mr. Sikora joined the equities brokerage business with McNeil Mantha. Mr. Sikora joined Nesbitt Thompson’s Edmonton office shortly thereafter, and over the following three years Mr. Sikora became a licensed commodities broker and options broker in addition to providing equities trading for his client base.

In 1990, Mr. Sikora left the brokerage industry to pursue a career in public company finance and consulting. Over 15 years, Mr. Sikora has worked with numerous public companies, providing financing from US, Canadian and European sources in addition to guiding management decision-making on mining projects all over the world.

In 2004 Mr. Sikora became president of Primecap Resources Inc. a private company seeking exploration projects in Colombia.

Duncan Bain, Director

Mr. Bain was appointed a director on March 5, 2006.

Mr. Bain graduated from University of Western Ontario in 1977 with a B.Sc. Geology. He has practiced as an Exploration and Mine Geologist for 30 years, both in Canada and overseas, including Colombia, Peru, Mexico, United States, China, New Guinea, Portugal and Saudi Arabia. His expertise includes a variety of mineral deposit types which include epithermal and lode gold, VMS copper-zinc, magmatic copper-nickel-PGE, SEDEX lead-zinc-silver base metals, uranium and diamonds. He formed his own consulting firm, Duncan Bain Consulting Ltd., in 1986, and has designed, budgeted, and supervised exploration programs which include airborne and ground-based geophysics, mapping, geochemical sampling and both surface and underground drilling programs. He holds a Professional Geoscientist (P.Geo.) designation, has written numerous engineering reports including those required by National Instrument 43-101 and meets the requirements of a Qualified Person. He is a Fellow of the Geological Association of Canada and is a member of the Prospectors and Developers Association of Canada. Mr. Bain is also a Director of St. Elias Mines Ltd., a Canadian publicly traded junior resource company based in Canada. He is currently in the process of completing a Ph.D. Geology program while continuing to complete a variety of consulting contracts.

Walter (Terry) Plummer, Director

Mr. Plummer was appointed a director on March 14, 2006.

Mr. Plummer is the president of RMS-Ross Corporation, a company engaged in machinery manufacturing and repairs, specializing in gold recovery equipment. Mr. Plummer founded RMS-Ross Corporation in 1982. From February 1998 to June 2001, Mr. Plummer was a director and the president of Consolidated Silver Tusk Mines Ltd., a junior mining exploration company listed on the TSX Venture Exchange. Mr. Plummer is a member of the Canadian Institute of Mining and a member of the Canadian Mineral Processing Association. Mr. Plummer also sits on the board of General Gold Corporation, an exploration stage company in the business of acquisition and exploration of mineral properties.

Gordon Samson, Chief Financial Officer and Director

Mr. Samson was appointed as a director and chief financial officer on March 24, 2006.

Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena including positions with Canada Customs and Revenue Agency (formerly Revenue Canada); a major Canadian institution as a senior banker; a regional, full service brokerage house; chief financial officer and chief executive officer positions in both the United States and Canada serving as a director of a number of public corporations as well as being a member of various audit committees. Mr. Samson has further served as a consultant, performing due diligence for acquisitions and other corporate transactions for various reporting companies. Mr. Samson’s background spans both resource and technology firms.

Committees of the Board

Audit Committee

Our entire board of directors serve as our Audit Committee.

Nominating Committee

Our entire board of directors serve as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Our board of directors has determined that it has one member of its audit committee, Gordon Samson, qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, Mr. Samson is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended January 31, 2006 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended				Long Term Compensation			All Other Compen- sation
Pay- outs LTIP Pay- outs
		Annual Compensation			Awards(1)
		Salary	Bonus	Other Annual Compen- sation(2)	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards
James Sikora(1) President	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Gordon Samson(2) Chief Financial Officer	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Don Axent(3) former President, CEO	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Plexman(4) former CFO and Treasurer	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Donald Fife former Secretary	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Sikora was appointed President on March 5, 2006.

(2)	Mr. Samson was appointed Chief Financial Officer on March 24, 2006.

(3)	Mr. Axent resigned as an officer and director on March 5, 2006.

(4)	Mr. Plexman resigned as an officer and director on February 1, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to January 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on January 31, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to January 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 1, 2006, we entered into consulting agreement with James Sikora. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay Mr. Sikora fees of $8,000 per month.

On April 1, 2006, we entered into consulting agreement with Gordon Samson. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay Mr. Samson fees of $5,000 per month.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of April 24, 2006, there were 51,816,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 24, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership	Percent of Class(1)
James Sikora Officina 618, Empresarial Mall Ventura Cra. 32 #1B Sur 51 Medellin, Colombia	4,500,000(2)	8.68%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	500,000	*
Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada, V2R 4W7	500,000	*
Gordon Samson 2943 Woodcrest Place Surrey, BC V4P 2K8	1,500,000	2.89
Directors and Officers as a group (4 persons)	7,000,000	13.49%

* less than 1%

(1)	Based on 51,816,000 shares of common stock issued and outstanding as of April 24, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	2,500,000 of these shares are registered in the name of Nueva California SA. James Sikora has dispositive and voting power over these shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number Description

(3) (i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).

10.2	Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended January 31, 2006 and January 31, 2005:

Services	2006	2005
Audit fees	9,187	4,754
Audit related fees	-	1,750
Tax fees	-	-
All other fees	-	-
Total fees	9,187	6,534

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by De Leon & Company, P.A. for 2006 and by Webb & Company, P.A. for 2005 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use De Leon & Company or Webb & Company, P.A. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage De Leon & Company or Webb & Company, P.A to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before De Leon & Company or Webb & Company, P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by De Leon & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining De Leon & Company’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS INC.

By: /s/ James Sikora
James Sikora
President and Director
Principal Executive Officer
Date: April 28, 2006.

By: /s/ Gordon Samson
Gordon Samson
Chief Financial Officer and Director
Principal Financial Officer
Date: April 28, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora
James Sikora
President and Director
Principal Executive Officer
Date: April 28, 2006.

By: /s/ Gordon Samson
Gordon Samson
Chief Financial Officer and Director
Date: April 28, 2006.

By: /s/ Duncan Bain
Duncan Bain
Director
Date: April 28, 2006.

By: /s/ W. T. Plummer
Walter (Terry) Plummer
Director
Date: April 28, 2006.