Form 10QSB
period 2006-04-30
Tao Minerals Ltd.
filed 2006-06-15
CIK 1320338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from [	] to [	]

Commission file number  000-4995

TAO MINERALS LTD.
(Name of small business issuer in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 618, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (305) 726-0602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No [X ]

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

34,216,000 common shares @ $1.14(1) = $39,006,240

(1) Average of bid and ask closing prices on June 14, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,816,000 common shares issued and outstanding as of June 14, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

INDEX

PART 1.FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets as of April 30, 2006 and January 31, 2006
Statement of Stockholders’ Equity for the period from September 23, 2004 (Date of inception) to April 30, 2006
Statements of Income for the three months ended April 30, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to April 30, 2006
Statements of Cash Flows for the three months ended April 30, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to April 30, 2006
Notes to Financial Statements
Item 2	Management Discussion and Analysis
Item 3	Controls and Procedures
PART II. OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8K
SIGNATURES

TAO MINERALS LTD.

(An Exploration Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

Index	Page Number
Balance Sheets	F-1
Statement of Changes in Stockholders’ Equity	F-2-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6-11

TAO MINERALS LTD. (An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
			April 30, 2006		January 31, 2006
ASSETS
Current
Cash			$77,464		$2,361
Prepaids			3,500		-
Total current assets			80,964		2,361
Mineral Properties
Mineral Rights, net			4,528,000		3,000
Total Mineral Properties			4,528,000		3,000

Total assets			$4,608,964		$5,361
LIABILITIES
Current
Accounts payable and accrued expenses			$34,986		$1,119
Due to a related party			3,000		3,000
Stock issuance liability			250,000		-
Total current liabilities			287,986		4,119
Total Liabilities		~~$~~	287,986	~~$~~	4,119

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:			-		-

Common stock	$0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000	shares of common stock		51,816		61,916
Additional paid-in capital			4,433,095		47,995
Deficit accumulated during exploration stage			(163,933)		(108,669)
Total stockholders’ equity			4,320,978		1,242
Total liabilities and stockholders’ equity			$4,608,964		$5,361
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to April 30, 2006						Page 1 of 2
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$-	$-	$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836	47,995	(425)	(6,856)	48,550

						-

- net loss for the period from September 23, 2004 to	-	-	-	-	(5,577)	(5,577)
January 31, 2005

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to April 30, 2006						Page 2 of 2
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled	-	-	-	425	-	425

- net loss for the year ended January 31, 2005	-	-	-	-	(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 10, 2006 at $1.75	2,500,000	2,500	4,372,500	-	-	4,375,000

Common Stock cancelled April 21, 2006	(12,600,00)	(12,600)	12,600	-	-	-

- net loss for the period ended April 30, 2006	-	-	-	-	(55,264)	(55,264)

Balance, April 30, 2006	51,816,000	$51,816	$4,433,095	$-	$(163,933)	$4,320,978

The accompanying notes are an integral part of these financial statements.

On March 24, a forward split of (8) new for (1) old common shares was effected. Amounts have been restated and accounted for as a stock dividend of $54,176

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of September 23, 2004 to Period Ended April 30, 2006
		For the three Months ended April 30, 2006	For the three Months ended April 30, 2005
OPERATING EXPENSES
Exploration expenses	$30,550	$-	$-
Professional fees	31,241	14,902	1,924
Consulting fees	16,000	13,000	-
Transfer agent and filing fees	5,164	670	-
General and administrative	28,333	26,692	1,786
Total Operating Expenses	111,288	55,264	3,710
LOSS FROM OPERATIONS	$(111,288)	(55,264)	(3,710)
OTHER EXPENSE
Foreign currency translation gain(loss)	1,531	-	(6)
Net Loss for the Period	$(109,757)	$(55,264)	$(3,716)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED		61,211,556	61,916,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

From Inception Date of September 23, 2004 to Period Ended April 30, 2006
		For the three Months ended April 30, 2006	For the three Months ended April 30, 2005
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(109,757)	$(55,264)	$(3,716)
Changes in non-cash working capital items
Accounts payable and accrued	34,986	33,867	(2,699)
Prepaid expenses	(3,500)	(3,500)	(5,000)
Subscription receivable	425		-
Cash used by operations	(77,846)	(24,897)	(11,415)
Investing Activities
Purchase of mineral rights	(150,000)	(150,000)	-
Cash used by investing activities	(150,000)	(150,000)	-
Financing Activities
Issuance of debt	250,000	250,000
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	305,310	250,000	-
Cash Increase (Decrease) During the Period	77,464	75,103	(11,415)
Cash, Beginning of Period	-	2,361	-
Cash and Equivalent, End of Period	77,464	77,464	50,933
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$77,464	$77,464	$39,518

During the quarter ended April 30, 2006 the Company acquired mineral rights in South America for $150,000 in cash and the issuance of 2,500,000 shares of common stock valued at $4,375,000 for a total consideration of $4,525,000.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended April 30, 2006

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a negative cash flow from operations of $77,846 and losses of $109,757 for the period ended April 30, 2006 from the inception date of September 23, 2004. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the period ended April 30, 2006

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

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of April 30, 2006, the Company had capitalized $4,528,000 related to the mineral rights. Management believes no impairment should be taken based on DUNCAN JAMES BAIN, B.Sc., F.G.A.C., P.Geo., report of February 2006 indicating that there could be as much as 45,000 tonnes of ore with an estimated average grade of 5 g/t  gold.

The mineral rights will be amortized using the units-of-production method when production at each project commences or impaired based on results of planned exploration.

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

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended April 30, 2006

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2006 and 2005, there were no dilutive securities outstanding.

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

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended April 30, 2006

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)
(k)	Mining Properties and Exploration Costs

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

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended April 30, 2006

(Expressed in U.S. dollars)

3.	Acquisition of Mineral Rights (continued)

 The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of US$150,000, payable on or before March 15, 2006 and upon execution of the Definitive Agreement; (extended to April 15, 2006 and paid on April 13, 2006) and

The issuance of 2,500,000 common shares in the capital stock of the company, subject to applicable trading restrictions, to Nueva California which will be issued either contemporaneous with the payment of US$150,000 or within 14 days of the execution of a Definitive Agreement, whichever is the earlier. On April 10, 2006 we issued the 2,500,000 common shares.

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

For the period ended April 30, 2006

(Expressed in U.S. dollars)

4.	Related Party

During the year ended January 31, 2006, the president advanced the Company $3,000. This amount is outstanding, is unsecured, non-interest bearing and has no specific terms of repayment.

Effective April 1, 2006 we entered into management agreements with two directors and officers of the company for $8,000 per month and $5,000 per month. During the period, the Company paid consulting fees of $13,000 (2005 - $0.00)

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

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of April 30, 2006 the Company has received $250,000 for which common stock has not been issued to the subscriber. According to the subscription agreement this amount has been treated as an interest free loan under the item stock issuance liability. The company performed a fair value analysis on the warrants using the Black Scholes model and determined that no other expense should be recognized at this time. Accordingly the warrants were not bifurcated from the loan as prescribed by FASB 133.

On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the Company redistributed 5,000,000 shares to 4 directors and cancelled 12,600,000 shares.

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

TAO MINERALS LTD

(An Exploration Stage Company

Notes to Financial Statements

For the period ended April 30, 2006

(Expressed in U.S. dollars)

6.	Income Taxes continued

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2006	2005
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

7.	Subsequent Events

On May 8, 2006 the Company received a further $100,000 from the equity financing announced March 27, 2006.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Tao Mining Ltd..

Overview

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

Our mineral resource properties consist of exploration claims located in Nevada (“Whale Mine property”) and in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Columbia”). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the twelve month period ending April 30, 2006.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the La Golondrina Property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties:

La Golondrina

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

During the period we engaged in preliminary exploration activities at our La Golondrina property. These preliminary exploration activities consisted primarily of acquiring select surface samples of vein material from the property. A total of 114 samples were selected under the direction of Carlos Alberto Vera, Consulting Field Geologist on the Golondrina exploration program. This initial sampling program produced gold assay results averaging 2.08 g/tonne with a minimum of 0.001 g/tonne and a maximum grade of 8.323 g/tonne. A secondary portion of the initial exploration program consisted of trenching material from the property. A total of 40 samples were selected under the direction of Carlos Alberto Vera, Consulting Field Geologist on the Golondrina exploration program. This initial trenching program has produced gold assay results in all 40 select samples.

Gold mineralization on the Golondrina property occurs in a series of sub-horizontal dipping (0 to 25 degree) veins ranging from 5 to 50 cm in width. The veins are sub-parallel and "stacked" approximately 2 m apart. The gold mineralization is associated with milky white quartz veins which contain disseminated sulphides. These sulphides include pyrite, chalcopyrite (copper) and galena (lead). Most of the veins are located along the contact between the tonalite/quartz diorite intrusions and enclosing quartzites. A series of these subparallel veins have been traced vertically for 200 m.

Highlights from the La Golondrina targets include Trench #4 that returned grading of 30.43 grams per tonne gold, Trench #17 where samples graded 14.30 grams per tonne gold, Trench # 24 @ 24.40 g/t gold, Trench # 25 @ 12.10 g/t gold, Trench #27 @ 15.87 g/t gold, Trench # 28 @ 18.67 g/t gold, Trench # 29 @ 34.37 g/t gold, Trench # 30 @ 28.33 g/t gold, Trench #31 @ 28.10 g/t gold .

The original property examination prior to acquisition reported a series of 108 samples of vein material producing an average grade of 6.3 g/tonne gold. From the same review it was reported that a series of 428 samples of vein material, wallrock and tonalite with quartz veins gave an average grade of 1.43 g/tonne gold.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations

During the following 12 months ending April 30, 2007, we intend to focus our exploration activities almost entirely on our La Golodrina property. In this regard, we anticipate that we will incur the following expenses over the next twelve months:

1.            $500,000 for operating expenses, including professional, legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

2.            Continued work in a Phase 1 program consists of reconnaissance and detailed mapping of the property. Particular notice would be made for structures which might control mineralization and alteration. Prospecting for and sampling of mineralization would also be conducted. Stream sediment sampling would be carried out over the whole drainage system within the property boundaries. This sampling would be used to look for continuity of mineralized veins or their alteration haloes not exposed at surface. For the same purpose a soil survey would also be conducted, on a grid covering the entire property, with lines at 50 m spacing. Samples would be taken every 25 m along those lines. The positions of surface and underground workings would be accurately plotted and these workings would be mapped. They would also be systematically sampled. Assaying of all stream sediment, surface rock and soil samples would be carried out for 30 elements by ICP-MS, and any samples showing highly anomalous Au values would be re-assayed by Fire Assay. Trenching of appropriate areas to expose bedrock for mapping and sampling would be carried out, based on mapping and sampling results. Samples from underground workings would be assayed by Fire Assay. Any underground samples with recognizable coarse gold would be screened and the appropriate fractions assayed independently. The estimated cost of this work is $52,450.

Dependent on favourable results from the Phase 1 program, a Phase 2 diamond drill program would be initiated. Further work would be dependent on the results of the Phase 1 and Phase 2 programs.

ESTIMATED BUDGET, PHASE 1 PROGRAM

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	50			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1000	ICP+AuFA
6	Underground sample analysis	200			$20/sample	$4000	ICP+AuFA
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT100
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1890
11	Office Management-local	1	$1000	3		$1000
12	Administration-Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

Based on favourable results on completion of the Phase 1 program a phase 11 program would include on the property tracing of veins already exposed on surface and in underground workings. These would be mapped and sampled in detail, to confirm strike and dip and to establish an average width of the gold-quartz vein system. As well sampling will include testing of the host rock at least 1 metre on either side of the quartz vein zone to look for continuity of low-grade finely disseminated gold. A grid would be established over the entire property and a soil survey would be conducted on crosslines set every 50 m along the baseline and at stations set every 10 m on each crossline. The positions of surface and underground workings would be accurately plotted. Mapping and sampling of those workings would be carried out. Assaying of all rock, soil and trench samples would be carried out for gold by Fire Assay and for a package of 30 elements by ICP-MS. Any samples with recognizable coarse gold would be screened and the appropriate fractions assayed independently. Appropriate elements (e.g. mercury, antimony, copper, zinc, lead, silver, iron) used as pathfinders for gold and silver mineralization not exposed at surface would be contoured to outline areas of anomalous values. The estimated cost of this work is USD$142,300.

Expense Schedule – Phase 2

ITEM		#Personnel	# Days	$US/day/person	Total $US	Comments
1	Senior Geologist	1	100	$250	$25000
2	Junior Geologist	2	100	$150	$30000
3	Labourers	10	60	$10	$6000
4	Soil sample analysis	300 samples		$30/sample	$9000	ICP+AuFA
5	Rock sample analysis	300 samples		$30/sample	$9000	ICP+AuFA

6	Trenching/backhoe	1	60 hrs	$50/hr	$3000	RetroCAT100
7	Food	13	60	$20/day	$15600
8	Transportation	13	60	$5/day	$3900	Campero 4X4
9	Accommodation	13	80	$10/day	$10,400
10	OfficeManagement-local	1	80	$30/day	$2400
11	Administration-Medellin	1	100	$40/day	$4000
12	Contingencies at 20%				$24000
	TOTAL				$142,300

We require a minimum of approximately $700,000 to proceed with our plan of operation through Phase 2, exclusive of any acquisition or development costs or moving into a Phase 3 diamond drilling program. This amount may increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $77,464 and a working capital deficit in the amount of $207,022 as of April 30, 2006, we will only have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months if our financing is completed. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently have arrangements in place for the completion of our $1 million dollar private placement financings. However, there is no assurance that we will be successful in completing other private placement financings.

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

At April 30, 2006, we had working capital deficit of $207,022, compared to a working capital deficit of $1,758 as at April 30, 2005.

At April 30, 2006, our total current assets were $80,964 which consisted of cash and $3,500 of prepaid expenses, compared to total current assets of $2,361 as at April 30, 2005.

At April 30, 2006, our total current liabilities were $287,986, including $250,000 from a private placemen received without issuing the resultant common stock, compared to total current liabilities of $4,119 as at April 30, 2005.

For the three month period ended April 30, 2006, we posted losses of $55,264 compared to $3,716 as at April 30, 2005 and to $109,757 since incorporation.

Operating expenses for the period ended April 30, 2006 were $55,264 compared to $3,710 as at April 30, 2005.

At April 30, 2006, we had cash on hand of $77,464 compared to $2,361 as at April 30, 2005.

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

We have historically incurred losses, and through April 30, 2006 have incurred losses of $109,757 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at April 30, 2006.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted.

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

We had cash in the amount of $77,464 and working capital deficit of $207,022 as of the period ended April 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2006 is $163,933. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 3.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 1, 2006 we appointed James Sikora and Gordon Samson to our board of directors as President and Chief Financial Officer respectively.

Item 6. Exhibits.

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

Date: June 15, 2006.

By: /s/ Gordon Samson

Gordon Samson

Chief Financial Officer and Director

Principal Financial Officer

Date: June 15, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

James Sikora

President and Director

Principal Executive Officer

Date: June 15, 2006.

By: /s/ Gordon Samson

Gordon Samson

Chief Financial Officer and Director

Date: June 15, 2006.