Form 10QSB
period 2006-07-31
Tao Minerals Ltd.
filed 2006-09-01
CIK 1320338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 31, 2006
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

34,216,000 common shares @ $0.30(1) = $10,264,800

(1) Average of bid and ask closing prices on August 1, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,816,000 common shares issued and outstanding as of August 1, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART 1.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Balance Sheets as of July 31, 2006 and January 31, 2006
Statement of Stockholders’ Equity for the period from September 23, 2004 (Date of inception) to July 31, 2006
Statements of Operations for the six months ended July 31, 2006 and 2005, the three months ended July 31, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to July 31, 2006
Statements of Cash Flows for the six months ended July 31, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to July 31, 2006
Notes to Financial Statements
	Item 2	Management Discussion and Analysis
	Item 3	Controls and Procedures
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings
	Item 2	Changes in Securities
	Item 3	Defaults Upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8K
SIGNATURES

TAO MINERALS LTD.

(An Exploration Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

Index	Page Number
Balance Sheets	F-1
Statement of Changes in Stockholders’ Equity	F-2-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6-12

TAO MINERALS LTD. (An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
			July 31, 2006		January 31, 2006
ASSETS
Current
Cash			$108,644		$2,361
Prepaids			2,000		-
Total current assets			110,644		2,361
Mineral Properties
Mineral Rights, net			4,628,000		3,000
Total Mineral Properties			4,628,000		3,000

Total assets			$4,738,644		$5,361
LIABILITIES
Current
Accounts payable and accrued expenses			$11,482		$1,119
Due to a related party			3,000		3,000
Stock issuance liability			520,000		-
Total current liabilities			534,482		4,119
Total Liabilities		~~$~~	534,482	~~$~~	4,119

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:			-		-

Common stock	$0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000	shares of common stock		51,816		61,916
Additional paid-in capital			4,433,095		47,995
Deficit accumulated during exploration stage			(280,749)		(108,669)
Total stockholders’ equity			4,204,162		1,242
Total liabilities and stockholders’ equity			$4,738,644		$5,361
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to July 31, 2006								Page 1 of 2
(Expressed in U.S. Dollars)

							Deficit	Total
			Additional				Accumulated During	Stock-
	Common stock			paid-in		Subscription	Exploration	holders'
	Shares	Amount		capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$		$		$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995		(425)	(6,856)	48,550

								-

- net loss for the period from September 23, 2004 to							(5,577)	(5,577)
January 31, 2005

Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to July 31, 2006						Page 2 of 2
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled				425		425

- net loss for the year ended January 31, 2005					(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 10, 2006 at $1.75	2,500,000	$2,500	$4,372,500	-	-	$4,375,000

Common Stock cancelled April 21, 2006	(12,600,000)	$(12,600)	12,600	-	-	-

- net loss for the period ended July 31, 2006					$(172,080)	$(172,080)

-

Balance, July 31, 2006	51,816,000	$51,816	$4,433,095	-	$(280,749)	$4,204,162

The accompanying notes are an integral part of these financial statements.

On March 24, 2006 a forward split of (8) new for (1) old common shares was effected. Amounts have been restated and accounted for as a stock dividend of $54,176

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of September 23, 2004 to Period Ended July 31, 2006	For the six Months ended July 31, 2006	For the six Months ended July 31, 2005	For the three Months ended July 31, 2006	For the three Months ended July 31, 2005
OPERATING EXPENSES
Exploration expenses	$30,550	$-	$-	$-	$-
Professional fees	49,924	33,585	8,668	18,683	6,744
Consulting fees	58,850	55,850	-	42,850	-
Transfer agent and filing fees	5,163	669	3,352	-	12
General and administrative	83,617	81,976	74	55,284	1,628
Total Operating Expenses	228,104	172,080	12,094	116,817	8,384
LOSS FROM OPERATIONS	(228,104)	(172,.080)	(12,094)	(116,817)	(8,384)
OTHER EXPENSE
Foreign currency translation gain(loss)	1,531	-	(6)	-	-
Net Loss for the Period	$(226,573)	$(172,080)	$(12,100)	$(116,817)	$(8,384)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED		56,432,022	61,916,000	51,816,000	61,916,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

From Inception Date of September 23, 2004 to Period Ended July 31, 2006		For the Six Months ended July 31, 2006	For the Six Months ended July 31, 2005
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(226,573)	$(172,080)	(12,100)
Changes in non-cash working capital items
Accounts payable and accrued	11,483	10,363	(930)
Prepaid expenses	(2,000)	(2,000)	(755)
Increase in due from related party	3,000
Subscription receivable	425	-	-
Cash used by operations	(213,666)	(163,717)	(13,786)
Investing Activities
Purchase of mineral rights	(253,000)	(250,000)	-
Cash used by investing activities	(253,000)	(250,000)	-
Financing Activities
Issuance of debt	520,000	520,000	-
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	575,310	520,000	-
Cash Increase (Decrease) During the Period	108,644	106,283	(13,786)
Cash, Beginning of Period	-	2,361	50,933
Cash and Equivalent, End of Period	108,644	108,644	37,148
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$108,644	$108,644	37,148

Non Cash Activity

During the period ended July 31, 2006 the Company acquired mineral rights in South America for $250,000 in cash and the issuance of 2,500,000 shares of common stock valued at $4,375,000 for a total consideration of $4,625,000.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended July 31, 2006

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $213,666 and losses of $226,573 for the period ended July 31, 2006 from the inception date of September 23, 2004. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the period ended July 31, 2006

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

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of July 31, 2006, the Company had capitalized $4,628,000 related to the mineral rights. Management believes no impairment should be taken based on DUNCAN JAMES BAIN, B.Sc., F.G.A.C., P.Geo., report of February 2006 indicating that there could be as much as 45,000 tonnes of ore with an estimated average grade of 5 g/t  gold.

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

For the period ended July 31, 2006

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2006 and 2005, there were no dilutive securities outstanding.

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

For the period ended July 31, 2006

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

For the period ended July 31, 2006

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

In addition, we will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

1.	US$30,000.00 upon execution of the HOA, which amount has been paid;
2.	US$20,000.00 on or before August 23, 2005, which amount has been paid;
3.	US$32,000.00 on or before August 23, 2006;
4.	US$40,000.00 on or before August 23, ~~3~~2007;
5.	US$48,000.00 on or before August 23, 2008; and
6.	US$160,000.00 on or before August 23, 2009.
7.	200,000 shares of the Assignor, as of August 23, 2004, which issuance has been completed;
8.	200,000 shares of the Assignor, as of August 23, 2005, which issuance has been completed;
9.	300,000 shares of the Assignor, as of August 23, 2006;
10.	300,000 shares of the Assignor, as of August 23, 2007

On, June 30, 2006 we entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between our Company and Primecap Resources Inc. of Nevada, as amended by an amending agreement dated March 15, 2006.

The Agreement amends the total consideration that our Company is to pay Primecap Resources Inc. as to $100,000 on or before July 1, 2006 and $100,000 on or before July 1, 2007. This Agreement satisfy’s our obligation in assuming the above noted financial obligations under the HOA.

The first $100,000 payment has been made.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended July 31, 2006

(Expressed in U.S. dollars)

4.	Related Party

During the year ended January 31, 2006, the president advanced the Company $3,000. This amount is outstanding, is unsecured, non-interest bearing and has no specific terms of repayment.

Effective April 1, 2006 we entered into management agreements with two directors and officers of the company for $8,000 per month and $5,000 per month. During the six month period ended July 31, 2006 the Company paid consulting fees of $52,000 (2005 - $0.00)

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

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of July 31, 2006 the Company has received $520,000 for which common stock has not been issued to the subscriber. According to the subscription agreement this amount has been treated as an interest free loan under the item stock issuance liability. The loan status is currently being negotiated with the subscribee. The company performed a fair value analysis on the warrants using the Black Scholes model and determined that no other expense should be recognized at this time. Accordingly the warrants were not bifurcated from the loan as prescribed by FASB 133.

On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the Company redistributed 5,000,000 shares to 4 directors and cancelled 12,600,000 shares.

6.	Income Taxes

As of July 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $226,573 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 226,574	$ 17,677
Gross deferred tax assets	77,035	6,010
Less: valuation allowance	(77,035)	(6,010)
Net deferred tax asset	$ --	$ --

TAO MINERALS LTD

(An Exploration Stage Company

Notes to Financial Statements

For the period ended July 31, 2006

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the twelve month period ending July 31, 2006.

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

La Golondrina

The Golondrina property was acquired by Colombian mining company Barro Blanco S.A. Several other gold properties exist in the area. Latingold Inc. optioned several properties from Barro Blanco S.A. and carried out exploration on those properties. This work included surface and underground mapping and sampling, as well as a Lithium-Bismuth surface geochemical survey. In 1998 Latingold abandoned its option. Except for local small-scale mining no further work has been done on those properties since that time except a site visit in August 2004 by Duncan Bain. During that visit several samples of possible ore-grade material were taken for analysis. These assays confirmed the presence of ore-grade gold mineralization on the property. Primecap Resources Inc. acquired an option from the Cooperative of Small Miners of the Andes Comilan to earn a 100% interest in the Golondrina property in August 2004. No work has been carried out by PrimeCap since that time. We optioned the property from PrimeCap in February 2006, as amended.

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

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations

During the following 12 months ending July 31, 2006, we intend to focus our exploration activities almost entirely on our La Golodrina property. In this regard, we anticipate that we will incur the following expenses over the next twelve months:

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

We require a minimum of approximately $700,000 to proceed with our plan of operation through Phase 2, exclusive of any acquisition or development costs or moving into a Phase 3 diamond drilling program. This amount may increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $108,644 and a working capital deficit in the amount of $413,806 as of July 31, 2006, we will only have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months if our financing is completed. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently have arrangements in place for the completion of our $1 million dollar financing. However, there is no assurance that we will be successful in completing other private placement financings.

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

At July 31, 2006, we had working capital deficit of ($423,838), compared to a working capital of $37,633 as at July 31, 2005.

At July 31, 2006, our total current assets were $110,644 which consisted of cash and $2,000 of prepaid expenses, compared to total current assets of $37,903 as at July 31, 2006.

At July 31, 2006, our total current liabilities were $534,482, including $520,000 from a financing received without issuing common stock, compared to total current liabilities of $3,270 as at July 31, 2006.

For the three month period ended July 31, 2006, we posted losses of $116,817 compared to $8,384 for the three months ended July 31, 2005 and to $226,573 since incorporation. For the six month period ended July 31, 2005 we posted losses of $172,080 compared losses for the six months ended July 31, 2005 of $12,094.

Operating expenses for the three month period ended July 31, 2006 were $116,817 compared to $8,384 for the three month period ended July 31, 2005. Operating expenses since inception to July 31, 2006 are $228,105. For the six month period ended July 31, 2006 operating expenses were $172,080, compared to the six month period ended July 31, 2005 of $12,094.

At July 31, 2006, we had cash on hand of $108,644 compared to $37,148 as at July 31, 2006.

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

We have historically incurred losses, and through July 31, 2006 have incurred losses of $226,574 from our inception.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at July 31, 2006.

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

We had cash in the amount of $108,644 and working capital deficit of $423,838 as of the period ended July 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, July 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.7	Amending Agreement Dated June 30, 2006 between our Company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS INC.

By: /s/ James Sikora

James Sikora

President and Director

Principal Executive Officer

Date: August 31, 2006.

By: /s/ Gordon Samson

Gordon Samson

Chief Financial Officer and Director

Principal Financial Officer

Date: August 31, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

James Sikora

President and Director

Principal Executive Officer

Date: August 31, 2006.

By: /s/ Gordon Samson

Gordon Samson

Chief Financial Officer and Director

Date: August 31, 2006.