Form 10QSB
period 2006-10-31
Tao Minerals Ltd.
filed 2006-12-14
CIK 1320338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 31, 2006
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

45,066,000 common shares @ $0.16(1) = $7,210,560

(1) Closing price on November 1, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,816,000 common shares issued and outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets as of October 31, 2006 and January 31, 2006

Statement of Stockholders’ Equity for the period from September 23, 2004 (Date of inception) to October 31, 2006

Statements of Operations for the nine months ended October 31, 2006 and 2005, the three months ended October 31, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to October 31, 2006

Statements of Cash Flows for the nine months ended October 31, 2006 and 2005, and for the period September 23, 2004 (Date of inception) to October 31, 2006

Notes to Financial Statements

Item 2	Management Discussion and Analysis

Item 3	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8K

SIGNATURES

TAO MINERALS LTD.

(An Exploration Stage Company)

Unaudited Financial Statements

Index	Page Number

Balance Sheets	F-1

Statement of Changes in Stockholders’ Equity	F-2-3
Statements of Operations	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6-11

TAO MINERALS LTD. (An Exploration Stage Company)
Balance Sheets

		October 31, 2006	January 31, 2006
ASSETS
Current
Cash		$110,947	$2,361
Prepaids		10,000	-
Total current assets		120,947	2,361
Mineral Properties
Mineral Rights, net		4,628,000	3,000
Total Mineral Properties		4,628,000	3,000

Total assets		$4,748,947	$5,361
LIABILITIES
Current
Accounts payable and accrued expenses		$3,358	$1,119
Due to a related party		3,000	3,000
Stock issuance liability		620,000	-
Total current liabilities		626,358	4,119
Total Liabilities		626,358	4,119

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:		-	-

Common stock	$0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000	shares of common stock	51,816	61,916
Additional paid-in capital		4,433,095	47,995
Deficit accumulated during exploration stage		(362,322)	(108,669)
Total stockholders’ equity		4,122,589	1,242
Total liabilities and stockholders’ equity		$4,748,947	$5,361
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to October 31, 2006								Page 1 of 2

							Deficit	Total
			Additional				Accumulated During	Stock-
	Common stock			paid-in		Subscription	Exploration	holders'
	Shares	Amount		capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$		$		$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995		(425)	(6,856)	48,550

								-

- net loss for the period from September 23, 2004 to							(5,577)	(5,577)
January 31, 2005

Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to October 31, 2006						Page 2 of 2

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled				425		425

- net loss for the year ended January 31, 2005					(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 10, 2006 at $1.75	2,500,000	2,500	4,372,500	-	-	4,375,000

Common Stock cancelled April 21, 2006	(12,600,000)	(12,600)	12,600	-	-	-

- net loss for the period ended October 31, 2006					(253,653)	(253,653)

Balance, October 31, 2006	51,816,000	$51,816	$4,433,095	-	$(362,322)	$4,122,589

The accompanying notes are an integral part of these financial statements.

On March 24, 2006 a forward split of (8) new for (1) old common shares was effected. Amounts have been restated and accounted for as a stock dividend of $54,176

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

	From Inception Date of September 23, 2004 to Period Ended October 31, 2006
			For the nine Months ended October 31, 2006	For the nine Months ended October 31, 2005	For the three Months ended October 31, 2006	For the three Months ended October 31, 2005
OPERATING EXPENSES
Exploration expenses		$30,550	$-	$250	$-	$250
Professional fees		53,149	36,810	10,685	3,225	2,017
Consulting fees		103,790	100,790	3,000	44,940	3,000
Transfer agent and filing fees		5,764	1,270	4,040	601	688
Investor Relations		108,308	108,308	-	32,473	-
General and administrative		8,116	6,475	1,392	334	1,318
Total Operating Expenses		309,677	253,653	19,367	81,573	7,273
LOSS FROM OPERATIONS	4	(309,677)	(253,653)	(19,367)	(81,573)	(7,273)
OTHER EXPENSE
Foreign currency translation gain(loss)		1,531	-	(6)	-	-
Net Loss for the Period		$(308,146)	$(253,653)	$(19,373)	$(81,573)	$(7,273)

LOSS PER SHARE – BASIC AND FULLY DILUTED			$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED			54,850,559	61,916,000	51,816,000	61,916,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

	From Inception Date September 23, 2004 to October 31, 2006	For the Nine Months ended October 31, 2006	For the Nine Months ended October 31, 2005
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(308,146)	$(253,653)	$(19,373)
Changes in non-cash working capital items
Accounts payable and accrued	3,358	2,239	(2,504)
Prepaid expenses	(10,000)	(10,000)	(5,755)
Increase in due from related party	3,000
Subscription receivable	425
Cash used by operations	(311,363)	(261,414)	(27,632)
Investing Activities
Purchase of mineral rights	(253,000)	(250,000)	-
Cash used by investing activities	(253,000)	(250,000)	-
Financing Activities
Issuance of debt	620,000	620,000	-
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	675,310	620,000	-
Cash Increase (Decrease) During the Period	110,947	108,586	(27,362)
Cash, Beginning of Period	-	2,361	50,933
Cash and Equivalent, End of Period	$110,947	$110,947	$23,301

Non Cash Activity

During the period ended October 31, 2006 the Company acquired mineral rights in South America for $250,000 in cash and the issuance of 2,500,000 shares of common stock valued at $4,375,000 for a total consideration of $4,625,000.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended October 31, 2006

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $311,363 since inception and losses of $253,653 for the nine month period ended October 31, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2.	Significant Accounting Policies
(a)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates. In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made

(b)	Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended October 31, 2006

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

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of October 31, 2006, the Company had capitalized $4,528,000 related to the mineral rights. Management believes no impairment should be taken based on DUNCAN JAMES BAIN, B.Sc., F.G.A.C., P.Geo., report of February 2006 indicating that there could be as much as 45,000 tonnes of ore with an estimated average grade of 5 g/t  gold.

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

For the period ended October 31, 2006

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2006 and 2005, there were no dilutive securities outstanding.

(h)	Income Taxes

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

(i)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(j)	Mining Properties and Exploration Costs

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

For the period ended October 31, 2006

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

In addition, we will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

1.	US$30,000.00 upon execution of the HOA, which amount has been paid;
2.	US$20,000.00 on or before August 23, 2005, which amount has been paid;
3.	US$32,000.00 on or before August 23, 2006;
4.	US$40,000.00 on or before August 23, 2007;
5.	US$48,000.00 on or before August 23, 2008; and
6.	US$160,000.00 on or before August 23, 2009.
7.	200,000 shares of the Assignor, as of August 23, 2004, which issuance has been completed;
8.	200,000 shares of the Assignor, as of August 23, 2005, which issuance has been completed;
9.	300,000 shares of the Assignor, as of August 23, 2006;
10.	300,000 shares of the Assignor, as of August 23, 2007

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

For the period ended October 31, 2006

4.	Related Party

During the year ended January 31, 2006, the president advanced the Company $3,000. This amount is outstanding, is unsecured, non-interest bearing and has no specific terms of repayment.

Effective April 1, 2006 we entered into management agreements with two directors and officers of the company for $8,000 per month and $5,000 per month. During the nine month period ended October 31, 2006 the Company paid consulting fees of $96,943 (2005 - $0.00)

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

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of October 31, 2006 the Company has received $620,000 for which common stock has not been issued to the subscriber. According to the subscription agreement this amount has been treated as an interest free loan under the item stock issuance liability. The company performed a fair value analysis on the warrants using the Black Scholes model and determined that no other expense should be recognized at this time. Accordingly the warrants were not bifurcated from the loan as prescribed by FASB 133.

On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the Company redistributed 5,000,000 shares to 4 directors and cancelled 12,600,000 shares.

6.	Income Taxes

As of October 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $308,146 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 308,146	$ 17,677
Gross deferred tax assets	104,770	6,010
Less: valuation allowance	(104,770)	(6,010)
Net deferred tax asset	$ --	$ --

TAO MINERALS LTD

(An Exploration Stage Company

Notes to Financial Statements

For the period ended October 31, 2006

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

Our mineral resource properties consist of exploration claims located in Nevada (“Whale Mine property”) and in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the twelve month period ending January 31, 2007.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the La Golondrina Property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties there can be no assurance that we will be able to enter into commercial production of our mineral properties:

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

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations

During the following 12 months ending October 31, 2007, we intend to focus our exploration activities almost entirely on our La Golodrina property. In this regard, we anticipate that we will incur the following expenses over the next twelve months:

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

ESTIMATED BUDGET, PHASE 1 PROGRAM

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1,400	6	$200	$8,400
2	Junior Geologist	2	$875	6	$125	$10,500
3	Labourers	6	$140	6	$7	$5,040
4	Stream sample Analysis	50			$20/sample	$1,000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1,000	ICP+AuFA
6	Underground sample analysis	200			$20/sample	$4,000	ICP+AuFA
7	Trenching/backhoe	1	$1,500	1	$45/hr	$1,500	RetroCAT100
8	Food	9	$180	6	$20	$9,720
9	Transportation	1	$400	6		$2,400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1,890
11	Office Management-local	1	$1,000	3		$1,000
12	Administration-Medellin	1	$1,000	12	$4000/mo	$6,000
	TOTAL					$52,450

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

We require a minimum of approximately $700,000 to proceed with our plan of operation through Phase 2, exclusive of any acquisition or development costs or moving into a Phase 3 diamond drilling program. This amount may increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $110,947 and a working capital deficit in the amount of $505,411 as of October 31, 2006, we will only have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months if our financing is completed. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We have drawn $620,000 from our $1 million placement but we will require additional financing to enable the operation through phase 2. However, there is no assurance that we will be successful in completing other private placement financings.

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

At October 31, 2006, we had working capital deficit of ($505,411), compared to a working capital of $27,360 as at October 31, 2005.

At October 31, 2006, our total current assets were $120,947 which consisted of cash and $10,000 of prepaid expenses, compared to total current assets of $29,056 as at October 31, 2005.

At October 31, 2006, our total current liabilities were $626,358, including $620,000 from a financing received without issuing common stock, compared to total current liabilities of $1,696 as at October 31, 2005.

For the three month period ended October 31, 2006, we posted losses of $81,573 compared to $7,273 for the three months ended October 31, 2005 and to $308,146 since incorporation. For the nine month period ended October 31, 2006 we posted losses of $253,653 compared losses for the nine months ended October 31, 2005 of $19,373.

At October 31, 2006, we had cash on hand of $110,947 compared to $23,301 as at October 31, 2005.

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

We have historically incurred losses, and through October 31, 2006 have incurred losses of $308,146 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $110,947 and working capital deficit of $505,411 as of the period ended October 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2006 was $54,493. We have incurred additional losses for the nine month period ended October 3, 2006 of $253,653. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

We have not found mineral reserves on our claims and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of any minerals. Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

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

Our former independent certified public accounting firm, De Leon & Company, state in their Notes to the audited financial statements for the year ended January 31, 2006, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, October 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On April 1, 2006 we appointed James Sikora and Gordon Samson to our Board of Directors as President and Chief Financial Officer respectively.

Effective September 1, 2006 Mr. Gordon Samson resigned as the Chief Financial Officer of the Company. The Board of Directors appointed Mr. Julio De Leon as Chief Financial Officer on September 1, 2006.

On September 1, 2006 De Leon & Company, P.A. resigned as our independent accountant and the Company appointed Infante & Company as our independent accountant ( see 8-K dated September 1, 2006 which was filed on September 5, 2006).

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.7	Amending Agreement Dated June 30, 2006 between our Company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon (filed with this 10-QSB)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS INC.

By: /s/ James Sikora

President and Director

Principal Executive Officer

Date: December 14, 2006.

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Financial Officer

Date: December 14, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

President and Director

Principal Executive Officer

Date: December 14, 2006.

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Accounting Officer

Date: December 14, 2006.