Form 10KSB
period 2007-01-31
Tao Minerals Ltd.
filed 2007-05-16
CIK 1320338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission file number  000-4995

TAO MINERALS LTD.
(Name of small business issuer in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 624, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (305) 726-0602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange act ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

CW1211010.1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒   No [ ]

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

45,566,000 common shares @ $0.085(1) = $3,873,110

(1) Average of bid and ask closing prices on April 30, 2007.

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

51,816,000 common shares issued and outstanding as of April 30 2007

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

Our Current Business

We are in the mineral resource business. We are currently in the process of our phase 1 exploration program on our Golondria Gold-Silver Project.

We are in the business of the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

Our plan of operation is to conduct exploration work on our properties in order to ascertain whether they possess economic quantities of gold, silver, zinc and copper. There can be no assurance that economic mineral deposits or reserves, exist on our properties until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the properties is economically feasible.

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

Employees

As of April 30, 2007, we had no employees other than our directors and officers. On April 1, 2006, we entered into consulting agreements with James Sikora and Gordon Samson. Each agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. On September 1, 2006 Mr. Gordon Samson resigned as an officer and we entered into a one year consulting agreement with Julio De Leon.

We also engage contractors from time to time to supply work on specific corporate business and exploration programs.

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

We had cash in the amount of $43,444 and working capital deficit of $ 751,934 as of our year ended January 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2007 is $4,829,129. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Presently our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2007 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Infante & Company, stated in their Notes to the audited financial statements for the year ended January 31, 2007, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Multimetal Mining Corp. holds these claims on our behalf. Multimetal Mining Corp. does not retain any right to the claims. There are no underlying interests in the property

The Whale Mine claims are located in the Yellow Pine Mining District, Nevada, located 30 miles southwest of Las Vegas, Nevada and approximately six miles west of Goodsprings of the western slopes of the Spring Mountains.

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

Geochemical surveys consist of the collection of chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as zinc and lead. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

There is no exploration currently being conducted on the Whale Mine claims. We expect to commence an initial phase of exploration on the claims in the summer or fall of 2007. To date, we have not incurred any exploration expenditures on the claims. We made a cash payment of $3,000 to the owner of the claims in order to acquire them.

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

Phase I would consist of compiling past exploration data and sampling areas of the property that were previously explored. Sampling consists of a consulting geologist gathering soil or pieces of rock that appear to contain precious metals such as gold and silver. All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content. By analyzing past exploration data relating to the property, our consulting geologist will be able to identify specific areas of the claims that have the greatest potential to host economic mineralization. Subsequent exploration will be focused on such areas.

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

Phase one of the recommended geological program will be funded from borrowings . Most of the fees during phase one will be for the initial mapping, surveys and sampling on the property. In order to proceed with the Phase two exploration program, we will need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We do not have any arrangements in place for any future equity financing.

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

Acquisition, Location and Access

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

ESTIMATED BUDGET, PHASE 1 PROGRAM

Chronological Schedule

Weeks
Item	Labour	1	2	3	4	5	6	7	8	9	10
1	Historical data	X
2	Environmental Review		X		X		X
3	Regional Geological Mapping			X
4	Stream Sediment Geochemistry				X
5	Detailed Geological Mapping					X	X	X
6	Underground Sampling						X	X
7	Soil Geochemistry				X
8	Trench Sampling								X
9	Rock Sampling (Prospecting)			X
10	Sample Preparation/Analysis				X			X	X	X
11	Report										X

Expense Schedule

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	50			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1000	ICP+AuFA
6	Underground sample analysis	200			$20/sample	$4000	ICP+AuFA
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT100
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1890
11	OfficeManagement-local	1	$1000	3		$1000
12	Administration-Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

The proposed program is exploratory in nature as there are no proven reserves currently.

History

Historically gold has been mined in the country since pre-Columbian times. Exploration of the Sierra Nevada de Santa Marta area, along the north coast of the country, was conducted by Alonso de Ojeda, one of the companions of Columbus. His work revealed the large amounts of precious metals held by the local Indians and led to the rapid Spanish colonization of the west coast and interior of South America. Much of Colombia was thus conquered and a number of towns established by 1539. Pasto was founded in 1537. From that time the population has spread out along the major river valleys, searching for land to cultivate and precious metals to mine, eventually reaching the valleys of tributaries of the Rio Pacual, where the town of Sotomayor was established. There are no government records of historical mining activity in the area of the Golondrina property

The Golondrina property was acquired by Colombian mining company Barro Blanco S.A Barro Blanco S.A. also acquired the Nueva Esparta property which lies approximately 4 kilometres to the east. Several other properties exist in the area of these two properties. Latingold optioned several properties from Barro Blanco S.A. and carried out exploration on those properties. This work included surface and underground mapping and sampling, as well as a Lithium-Bismuth surface geochemical survey. In 1998 Latingold abandoned its option.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2007	$.15	$.105
October 31, 2006	$.95	$.73
July 31, 2006	$2.16	$.75
April 30, 2006	$1.52	$.29

(1) Our common stock received approval for quotation on November 22, 2005. The first trade occurred March 16, 2006.

On April 30, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.085.

As of April 30, 2007, there were 44 holders of record of our common stock. As of such date, 51,816,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended January 31, 2007, we did not issue any equity securities which were not registered under the Securities Act of 1933. Subsequent to the year ended January 31, 2007 we issued the following equity securities which were not registered under the Securities Act of 1933:

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

At January 31, 2007, we had working capital deficit of $751,394, compared to working capital deficit of $1,758 as at January 31, 2006.

At January 31, 2007, our total current assets were $60,944 which consisted of cash and prepaid expenses compared to total current assets of $2,361 at January 31, 2006.

At January 31, 2007, our total current liabilities were $812,338, compared to total current liabilities of $4,119 as at January 31, 2006.

For the year ended January 31, 2007, we posted losses of $4,774,636 compared to $48,916 at January 31, 2006 and to $4,829,129since incorporation. The principal components of the loss for the year ended January 31, 2007 were an impairment charge, professional fees, exploration costs and expenses, and general and administrative.

At January 31, 2007, we had cash on hand of $43,444 compared to $2,361 as at January 31, 2006.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended January 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2007 have incurred cumulative losses of $4,829,129 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at May 1, 2007.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on January 1, 2006.

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

We adopted Statement 123(R) using the modified prospective method.

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

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Changes in Stockholders' Equity (Deficiency)

Statements of Operations

Statements of Cash Flows

Notes to the Consolidated Financial Statements

F-1

TAO MINERALS LTD.

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

January 31, 2007 and 2006

F-1

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TAO MINERALS, LTD

We have audited the accompanying balance sheet of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for the year ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TAO MINERALS, LTD, as of January 31, 2006 were audited by other auditors whose report dated April 14, 2006, on those statements included an explanatory paragraph that described the accompanying financial statements have been issued assuming that the Company will continue as a going concern and that the Company does not have the necessary working capital to implement its business plan, which raises substantial doubt as to its ability to continue as a going concern. The cumulative statements of operations, stockholders’ deficit, and cash flows for the period from September 23, 2004 (inception) to January 31, 2007 include amounts for the period from September 23, 2004 (inception) to January 31, 2006, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 23, 2004 through January 31, 2006 is based solely on the reports of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from September 23, 2004 (inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Infante & Company

Hollywood, Florida

May 11, 2007

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheets
January 31,
			2007		2006
	ASSETS
Current
Cash			$43,444		$2,361
Prepaids			17,500		-
Total current assets			60,944		2,361
Mineral Properties
Mineral Rights			353,000		3,000
Total Mineral Properties			353,000		3,000

Total assets			$413,944		$5,361
	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses			$6,338		$1,119
Due to a related party			3,000		3,000
Other accrued liability			183,000		-
Stock issuance liability			620,000		-
Total current liabilities			812,338		4,119
Total Liabilities		~~$~~	812,338	~~$~~	4,119

STOCKHOLDERS’ EQUITY
Share Capital
Authorized:
Preferred stock	$0.001 par value 1,000,000 shares authorized		-		-
None issued, allotted and outstanding:

Common stock	$0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000 and 61,916,000 shares of common stock at January 31, 2007 and 2006, respectively			51,816		61,916
Additional paid-in capital			58,095		47,995
Deficit accumulated during exploration stage			(508,305)		(108,669)
Total stockholders’ equity			(398,894)		1,242
Total liabilities and stockholders’ equity			$413,944		$5,361
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to January 31, 2007								Page 1 of 2

							Deficit Accumulated	Total
			Additional				During	Stock-
	Common stock			paid-in		Subscription	Exploration	holders'
	Shares	Amount		capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$		$		$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995		(425)	(6,856)	48,550

								-

- net loss for the year							(5,577)	(5,577)

Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2007						Page 2 of 2

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled				425		425

- net loss for the year					(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 20,	2,500,000	2,500	(2,500)	-	-	-
2006 at $.01

Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-

Net loss for the period					(399,636)	(399,636)

Balance, January 31, 2007	51,816,000	$51,816	$58,095	$-	$(508,305)	$(398,894)

The accompanying notes are an integral part of these financial statements.

7

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of September 23, 2004 to Period Ended January 31, 2007		For the Year Ended January 31
			2007	2006
OPERATING EXPENSES
Exploration expenses		$113,550	$83,000	$27,250
Professional fees		187,398	171,059	12,139
Consulting fees		136,850	133,850	3,000
General and administrative		17,862	11,727	6135
Total Operating Expenses		455,660	399,636	48,416
LOSS FROM OPERATIONS	4	(455,660)	(399,,636)	(48,416)
OTHER EXPENSE
Foreign currency translation gain(loss)		1,531	-	(500)
Provision for income taxes		-	-	-
Net (loss) for the Period		$(454,129)	$(399,636)	$(48,916)

LOSS PER SHARE – BASIC			$(.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES			54,140,110	61,916,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	From Inception Date of September 23, 2004 to Period Ended January 31, 2007	For the Year Ended January 31	For the Year Ended January 31
		2007	2006
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(454,129)	(399,636)	(48,916)
Changes in non-cash working capital items
Prepaids	(17,500)	(17,500)
Accounts payable and accrued	89,338	88,219	(3,081)
Increase in due from a related party	3,000	-	3,000
Subscription receivable	425	-	425
Cash used by operations	(378,866)	(308,917)	(48,572)
Investing Activities
Purchase of mineral rights	(253,000)	(250,000)	-
Cash used by investing activities	(253,000)	(250,000)	-
Financing Activities
Stock issuance liability	620,000	620,000	-
Issuance of common stock	55,310	-	-
Cash provided by financing activities	675,310	620,000
Cash Increase During the Period	43,444	41,083	(48,572)
Cash, Beginning of Period	-	2,361	50,933
Cash and Equivalent, End of Period	43,444	43,444	2,361

SUPPLEMENTAL ASH FLOWS INFORMATION

During the fiscal year ended January 31,2007 the Company acquired a mineral lease in Colombia as follows:

Issuance of stock (2,500,000 shares of common)	0
Assumption of liabilities	$ 100,000
Cash Payments	250,000
Total	$ 350,000

The Company did not pay cash for either interest or taxes for the fiscal years ended January 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $ 378,866 for the period from September 23, 2004 to January 31, 2007 and negative working capital of $751,394 at January 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(d)	Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2007, the Company had capitalized $350,000 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

(e)	Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed under the methods identified in SFAS 144 and Emerging Issues Task Force 04-03.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2007 and 2006, there were no dilutive securities outstanding.

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

i)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

2.	Significant Accounting Policies (continued)
(j)	Mining Properties and Exploration Costs

Exploration costs are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized. Costs of acquiring mineral properties are capitalized until such time commencement of production commences or a determination that such property is not commercially viable.

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

On February 28, 2006, we entered into an Assignment Agreement (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”), to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

 The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of US$150,000, payable on or before March 15, 2006 and upon execution of the Definitive Agreement; (extended to April 15, 2006 and paid on April 13, 2006) and the issuance of 2,500,000 common shares in the capital stock of the company, subject to applicable trading restrictions, to Nueva California which will be issued either contemporaneous with the payment of US$150,000 or within 14 days of the execution of a Definitive Agreement, whichever is the earlier. On April 10, 2006 we issued the 2,500,000 common shares In addition, we will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

3.	Acquisition of Mineral Rights (continued)

1.	US$30,000.00 upon execution of the HOA, which amount has been paid;
2.	US$20,000.00 on or before August 23, 2005, which amount has been paid;
3.	US$32,000.00 on or before August 23, 2006;
4.	US$40,000.00 on or before August 23, 2007;
5.	US$48,000.00 on or before August 23, 2008; and
6.	US$160,000.00 on or before August 23, 2009.

7.	200,000 shares of the Assignor, as of August 23, 2004, which issuance has been completed;
8.	200,000 shares of the Assignor, as of August 23, 2005, which issuance has been completed;
9.	300,000 shares of the Assignor, as of August 23, 2006;

10. 300,000 shares of the Assignor, as of August 23, 2007

On, June 30, 2006 we entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between our Company and Primecap Resources Inc. of Nevada, as amended by an amending agreement dated March 15, 2006.

The Agreement amends the total consideration that our Company is to pay Primecap Resources Inc. as to $100,000 on or before July 1, 2006 and $100,000 on or before July 1, 2007. This Agreement satisfy’s our obligation in assuming the above noted financial obligations under the HOA. The first $100,000 payment has been made

As of January 31, 2007 the Company has not made the $32,000 cash payment nor issued the 300,000 shares of common stock due August 23, 2006. The Company is in negotiations with Primecap as to the amounts due them. Primecap has not made any demands on the Company as regarding these payments. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $.17 the closing price of the stock as of such date.

4.	Related Party

During the year ended January 31, 2006, the former president advanced the Company $3,000 (2005 - $Nil). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Effective April 1, 2006 we entered into management agreements with two directors and officers of the company for $8,000 per month and $5,000 per month. During the six month period ended July 31, 2006 the Company paid consulting fees of $52,000. On November 1, 2006 the contract dated April 1, 2006 for $5,000 per month was cancelled and a new contract for $5,000 per month for one year was executed with a new director and officer.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

4.	Related Party (continued)

The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

5.	Common Stock

On March 13, 2006, the board of directors of our company approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effective with the Secretary of State of Nevada on March 24, 2006. The record date was set at March 23, 2006. As a result, our authorized capital increased from 69,916000 shares of common stock with a par value of $0.001 to 552,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,739,500 shares of common stock to 61,916,000 shares of common stock. The financial statements and notes have been changed to reflect the retroactive effect of the 8 to 1 forward stock split which has been accounted for as a stock dividend.

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of January 31, 2007 the Company has received $620,000 for which common stock has not been issued to the subscriber. According to the subscription agreement this amount has been treated as an interest free loan under the item stock issuance liability.

On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the Company redistributed 5,000,000 shares to 4 directors and cancelled 12,600,000 shares.

6.	Income Taxes

As of January 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $454,129 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 399,636	$ 54,000
Gross deferred tax assets	136,000	1,900
Less: valuation allowance	(136,000)	(1,900)
Net deferred tax asset	$ --	$ --

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended January 31, 2007 and 2006

6.	Income Taxes (continued)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2007	2006
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

7.	Subsequent Event

The Company is obligated to pay Primecap $280,000 and 600,000 shares of common stock to complete the acquisition of the mineral rights agreement in Colombia. A payment for $32,000 was due by August 23, 2006 and an additional $188,000 is due through August 23, 2009. The shares are due in two installments of 300,000 each on august 23, 2007 and August 23, 2006, neither of which has been issued.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 1, 2006, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Infante & Company, an independent registered firm of Certified Public Accountants.

During our most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with De Leon & Company P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by De Leon & Company P.A., for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that De Leon & Company P.A. expressed in their report substantial doubt about our ability to continue as a going concern. Our board of directors approved the change of auditors.

We have engaged the firm of Infante & Company, as of September 1, 2006. Infante & Company was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 30, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James Sikora	President and Director	49	February 1, 2006
Duncan Bain	Director	53	March 5, 2006
Walter (Terry) Plummer	Director	68	March 14, 2006

Julio De Leon	Chief Financial Officer and Director	56	September 1, 2006

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

Mr. Bain holds a P.Geo designation, is a fellow of the Geological Association of Canada and is a member of the Prospectors and Developers Association of Canada.

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

Julio De Leon, Chief Financial Officer and Director

Mr. De Leon was appointed as a director and chief financial officer on September 1, 2006.

Mr. De Leon is a Certified Public Accountant, Certified Management Accountant and Certified in Financial Management. Mr. De Leon is the owner of De Leon & Company, P.A., a Certified Public Accounting firm, which he founded in June 2002. Mr. De Leon was Senior Manager of Weinberg & Company, PA, a Certified Public

Accounting firm, from June 2001 until June 2002, when he formed De Leon & Company, P.A. In addition to being a partner in his accounting firm, Mr. De Leon serves as a consultant to Hard to Treat. Mr. De Leon received a bachelor’s degree in business administration from Bernard Baruch College in New York and his Master in Business Administration from the University of Miami. He is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, the Institute of Management Accountants and the Association of Fraud Examiners.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended January 31, 2007 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Options Award	Nonequity incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total
James Sikora(1) President	2007 2006	$80,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$80,000 $Nil
Gordon Samson(2) Chief Financial Officer	2007 2006	$25,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$25,000 $Nil
Julio De Leon Chief Financial Officer(5)	2007 2006	$25,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$25,000 $Nil
Don Axent(3) former President, CEO	2007 2006	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Plexman(4) former CFO and Treasurer	2007 2006	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	Mr. Sikora was appointed President on March 5, 2006.
(2)	Mr. Samson was appointed Chief Financial Officer on March 24, 2006. On September 1, 2006 Mr. Samson resigned as CFO and Director on September 1, 2006.
(3)	Mr. Axent resigned as an officer and director on March 5, 2006.
(4)	Mr. Plexman resigned as an officer and director on February 1, 2006.
(5)	Mr. De Leon became Chief Financial Officer and a member of the board on September 1, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to January 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on January 31, 2007.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to January 31,

2007.

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

On September 1, 2006, we entered into consulting agreement with Julio De Leon. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay MrDe Leon fees of $5,000 per month.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of April 30, 2007, there were 51,816,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 30, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
James Sikora Officina 618, Empresarial Mall Ventura Cra. 32 #1B Sur 51 Medellin, Colombia	4,500,000(2)	8.68%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	500,000	*
Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada, V2R 4W7	500,000	*
Julio De Leon 510 NW 159th Lane Pembroke Pines, Fl. 33028	750,000	1.44

5% stockholders
Don Axent RR 13 STN P Thunder Bay, Ontario, Canada	17,600,000 common	33.97
Directors and Officers as a group (4 persons)	6,250,000	12.03%

* less than 1%

(1)

Based on 51,816,000 shares of common stock issued and outstanding as of April 30, 200/. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	2,500,000 of these shares are registered in the name of Nueva California SA. James Sikora has dispositive and voting power over these shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

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

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended January 31, 2006 and January 31, 2007:

Services	2007	2006
Audit fees	8,900	9,187
Audit related fees	-	-
Tax fees
All other fees	-	-

Total fees	8,900	9,187

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by De Leon & Company, P.A. for 2006 and by Infante & Company for 2007 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use De Leon & Company or Infante & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage De Leon & Company or Infante & Company, to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before De Leon & Company or Infante & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

By: /s/ James Sikora

James Sikora

President and Director

Principal Executive Officer

Date: May 16, 2007.

By: /s/ Julio De Leon

Julio De Leon

Chief Financial Officer and Director

Principal Financial Officer

Date: May 16, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

James Sikora

President and Director

Principal Executive Officer

Date: May 16, 2007.

By: /s/ Julio De Leon

Julio De Leon

Chief Financial Officer and Director

Date: May 16, 2007.

By: /s/ Walter (Terry) Plummer

Walter (Terry) Plummer

Director

Date: May 16, 2007.