Form 10QSB
period 2007-04-30
Tao Minerals Ltd.
filed 2007-06-14
CIK 1320338

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2007
Estimated average burden
hours per response . . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007; or

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number  ____000-4995___

TAO MINERALS LTD.

(Exact Name of Small Business Issuer in Its Charter)

Nevada	20-1682702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Officina 624, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia (305) 726-0602
(Address and telephone number of principal executive offices and principal place of business)

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12,13 or 15 of the Exchange Act after distribution of securities under a plan confirmed by a court [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2006, there were 51,816,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

INDEX

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets as of April 30, 2007
Statements of Operations for the three months ended April 30, 2007 and 2006, and for the period from September 23, 2004 (Date of inception) to April 30, 2007
Statements of Cash Flows for the three months ended April 30, 2007 and 2006, and for the period September 23, 2004 (Date of inception) to April 30, 2007
Notes to Financial Statements
Item 2	Management Discussion and Analysis
Item 3	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8K

SIGNATURES

TAO MINERALS LTD.

(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD. (An Exploration Stage Company)
Balance Sheet

		April 30, 2007
ASSETS
Current
Cash		$14,289
Prepaids		9,500
Total current assets		23,789
Mineral Properties
Mineral Rights, net		353,000
Total Mineral Properties		353,000

Total assets		$376,789
LIABILITIES
Current
Accounts payable and accrued expenses		$15,908
Due to a related party		3,000
Stock issuance liability		620,000
Other accrued liabilities		183,000
Total current liabilities		821,908
Total Liabilities		821,908

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001parvalue1,000,000sharesauthorized
None issued, allotted and outstanding:		-

Common stock	$0.001parvalue,552,000,000sharesauthorized
Issued, allotted and outstanding:
51,816,000	shares of common stock	51,816
Additional paid-in capital		58,095
Deficit accumulated during exploration stage		(555,030)
Total stockholders’ equity		(445,119)
Total liabilities and stockholders’ equity		$376,789
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

	From Inception Date of September 23, 2004 to Period Ended April 30, 2007		For the three Months ended April 30, 2007	For the three Months ended April 30, 2006
OPERATING EXPENSES
Exploration expenses		$113,550	$-	$-
Professional fees		194,573	7,175	14,902
Consulting fees		175,850	39,000	13,000
General and administrative		18,412	550	27, 362
Total Operating Expenses		502,385	46,725	55,264
LOSS FROM OPERATIONS	4	(502,385)	(46,725)	(55,264)
OTHER EXPENSE
Foreign currency translation gain(loss)		1,531	-	-
Net Loss for the Period		$(500,854)	$(46,725)	$(55,264)

LOSS PER SHARE – BASIC AND FULLY DILUTED			$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED			51,816,000	61,341,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

	From Inception Date of September 23, 2004 to April 30, 2007	For the Three Months ended April 30, 2007	For the Three Months ended April 30, 2006
Cash Provided by (Used for) Operating Activities
Net loss for the period	$(500,854)	$(46,725)	$(55,264)
Changes in non-cash working capital items			-
Accounts payable and accrued	98,908	9,570	33,867
Prepaid expenses	(9,500)	8,000	(3,500)
Increase in due from related party	3,000	-	-
Subscription receivable	425	-	-
Cash used by operations	(408,021)	(29,155)	(24,897)
Investing Activities
Purchase of mineral rights	(253,000)	-	(150,000)
Cash used by investing activities	(253,000)	-	(150,000)
Financing Activities
Issuance of debt	620,000	-	250,000
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	675,310	-	250,000
Cash Increase (Decrease) During the Period	14,289	(29,155)	75,103
Cash, Beginning of Period		43,444	2,361
Cash and Equivalent, End of Period	$14,289	$14,289	$77,464

During the quarters ended April 30, 2007 and 2006 the Company did not pay any cash for interest or taxes.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended April 30, 2007

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations and Going Concern

Tao Minerals, Ltd. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on September 23, 2004. The Company is natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $408,021since inception and losses of $46,725 for the three month period ended April 30, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three months ended April 30, 2007 and 2006, and for the period from September 23, 2004 (inception) to April 30, 2007, together with the balance sheet as of April 30, 2007 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at April 30, 2007 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2007.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended April 30, 2007.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Tao Minerals Ltd..

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

Our mineral resource properties consist of exploration claims located in Nevada (“Whale Mine property”) and in Colombia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Colombia and we intend to focus primarily on this property over the ninee month period ending January 31, 2008.

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

At April 30, 2007, we had working capital deficit of ($798,118), compared to a working capital deficit of ($207,022) as at April 30, 2006.

At April 30, 2007, our total current assets were $23,789 which consisted of cash and prepaid expenses, compared to total current assets of $80,964 as at April 30, 2006.

At April 30, 2007, our total current liabilities were $821,908, including $620,000 from a financing received without issuing common stock, compared to total current liabilities of $287,986 as at April 30, 2006.

For the three month period ended October 31, 2006, we posted losses of $46,725 compared to $55,264 for the three months ended April 30, 2006 and to $500,854 since incorporation.

At April 30, 2007, we had cash on hand of $14,289 compared to $77,464 as at April 30, 2006.

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

We have historically incurred losses, and through April 30, 2007 have incurred losses of $500,854 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

On March 13, 2006, our board of directors approved an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split became effective with the Secretary of State of Nevada on March 24, 2006. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001 to 552,000,000 shares of common stock with a par value of $0.001 and 1,000,000 Preferred “A” stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,739,500 shares of common stock to 51,816,000 shares of common stock as a result of the forward stock split.

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

Date: 6/14/07

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Financial Officer

Date: 6/14/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

President and Director

Principal Executive Officer

Date: 6/14/07

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Accounting Officer

Date: 6/14/07