Form 10QSB
period 2007-07-31
Tao Minerals Ltd.
filed 2007-09-13
CIK 1320338

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2007
Estimated average burden
hours per response . . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number   000-4995

TAO MINERALS LTD.
(Name of small business issuer in its charter)
Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 624, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (305) 726-0602

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.            Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 9, 2007, there were 51,816,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

INDEX

PART 1.	FINANCIAL INFORMATION
	Item 1	Financial Statements
Balance Sheets as of July 31, 2007
Statements of Operations for the three and six months ended July 31, 2007 and 2006, and for the period from September 23, 2004 (Date of inception) to July 31, 2007
Statements of Cash Flows for the six months ended July 31, 2007 and 2006, and for the period September 23, 2004 (Date of inception) to July 31, 2007
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

TAO MINERALS LTD.

(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD. (An Exploration Stage Company)
Balance Sheet

		July 31, 2007
ASSETS
Current
Cash		$2,835
Prepaid Expenses		9,500
Total current assets		12,335
Mineral Properties
Mineral Rights, net		353,000
Total Mineral Properties		353,000

Total assets		$365,335
LIABILITIES
Current
Accounts payable and accrued expenses		$92,106
Due to a related party		3,000
Stock issuance liability		620,000
Other accrued liabilities		183,000
Total current liabilities
Total Liabilities		898,106

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:		-

Common stock	$0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000	shares of common stock	51,816
Additional paid-in capital		58,095
Deficit accumulated during exploration stage		(642,682)
Total stockholders’ equity		(532,771)
Total liabilities and stockholders’ equity		$365,335
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Operations

	From Date of Inception September 23, 2004 to Period Ended July 31, 2007	For the three Months ended July 31, 2007	For the three Months ended July 31, 2006	For the six Months ended July 31, 2007	For the six Months ended July 31, 2006
OPERATING EXPENSES
Exploration expenses	$113,550	-	-	$-	$-
Professional fees	243,096	48,523	18,683	55,698	33,585
Consulting fees	214,850	39,000	42,850	78,000	55,850
General and administrative	18,541	129	55,284	679	82,645
Total Operating Expenses	590,037	87,652	116,817	134,377	172,080
LOSS FROM OPERATIONS	(590,037)	(87,652)	(116,817)	(134,377)	(172,080)
OTHER EXPENSE		-		-
Foreign currency translation gain (loss)	1,531	-	-	-	-
Net Loss for the Period	$(588,506)	$(87,652)	$(116,817)	$(134,377)	$(172,080)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$0.0	$0.0	$0.0	$0.0
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED		51,816,000	51,816,000	51,816,000	56,432,022

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.

(An Exploration Stage Company)

Statements of Cash Flows

	From Inception Date of September 23, 2004 to July 31, 2007	For the Six Months ended July 31, 2007	For the Six Months ended July 31, 2006
Cash Provided by (Used for) Operating Activities
Net loss for the period	$(588,506)	$(134,377)	$(172,080)
Changes in non-cash working capital items
Accounts payable and accrued expenses	175,106	85,768	10,363
Prepaid expenses	(9,500)	8,000	(2,000)
Increase in due from related party	3,000	-
Subscription receivable	425	-
Cash used by operations	(419,475)	(40,609)	(163,717)
Investing Activities
Purchase of mineral rights	(253,000)	-	(250,000)
Cash used by investing activities	(253,000)	-	(250,000)
Financing Activities
Issuance of debt	620,000	-	520,000
Issuance of common stock for cash	55,310	-
Cash provided by financing activities	675,310	-	520,000
Cash Increase (Decrease) During the Period	2,835	(40,609)	106,283
Cash, Beginning of Period	-	43,444	2,361
Cash and Equivalent, End of Period	$2,835	$2,835	$108,644

During the six months ended July 31, 2007 and 2006 the Company did not pay any cash for interest or taxes.

Supplemental Non cash Disclosure:

On January 31, 2007, the Company accrued a $100,000 payment for Mineral Rights related to it’s Colombian property.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD

(An Exploration Stage Company)

Notes to Financial Statements

For the period ended July 31, 2007

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $419,475 since inception and losses of $134,377 for the six month period ended July 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the six and three months ended July 31, 2007 and 2006, and for the period from September 23, 2004 (inception) to July 31, 2007, together with the balance sheet as of July 31, 2007 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended July 31, 2007.

2.	Mineral Properties

Pursuant to the Amending Agreement of June 30, 2006 the Company was obligated to make a payment of $100,000 on July 1, 2007 to Primecap Resources, Inc. (“PR”). The Company did not make such payment but has accrued such obligation as of January 31, 2007. The Company is currently in talks with PR to extend payment to November 1, 2007. Accrued liabilities of $183,000 pertain to the terms of the Amending Agreement.

3.	Subsequent Events

The Company was obligated to make a $ 40,000 payment and issue 300,000 shares of common stock to PR at August 23, 2007. To date, the Company has not made any payments or issued stock to PR. The Company is currently in negotiations to extend the payment and issuance of stock to November 1, 2007.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Tao Minerals Ltd.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the nine month period ending January 31, 2008.

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

The typically desert climate makes for relatively high temperatures and low precipitation. The property lies in a region of moderate rolling hills with local incised narrow canyons. Elevations locally range from 3,200 feet to 4,300 feet. Vegetation consists mainly of desert shrubs and cactus. Sources of water are available from valley wells.

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

At July 31, 2007, we had working capital deficit of ($885,771), compared to a working capital deficit of ($423,838) as at July 31, 2006.

At July 31, 2007, our total current assets were $12,335 which consisted of cash and prepaid expenses, compared to total current assets of $110,644as at July 31, 2006.

At July 31, 2007, our total current liabilities were $898,106, including $620,000 from a financing received without issuing common stock, compared to total current liabilities of $534,482 as at July 31, 2006.

For the three month period ended July 31, 2007, we posted losses of $87,652 compared to $116,817 for the three months ended July 31, 2006.

For the six month period ended July 31, 2007, we posted losses of $134,377 compared to $172,080 for the six months ended July 31, 2006 and to $588,506 since incorporation.

At July 31, 2007, we had cash on hand of $ 2,835 compared to $108,644 as at July 31, 2006.

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

We have historically incurred losses, and through July 31, 2007 have incurred losses of $ 588,506 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $2,835 and working capital deficit of $985,771 as of the period ended July 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2007 was $454,129. We have incurred additional losses for the six month period ended July 31, 2007 of $134,377. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, Infante & Company, state in their Notes to the audited financial statements for the year ended January 31, 2007, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, July 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: 9/13/07

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Financial Officer

Date: 9/13/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora

President and Director

Principal Executive Officer

Date: 9/13/07

By: /s/ Julio De Leon

Chief Financial Officer and Director

Principal Accounting Officer

Date: 9/13/07