Form 10QSB
period 2007-10-31
Tao Minerals Ltd.
filed 2007-12-17
CIK 1320338

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007; or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number ____000-4995___

TAO MINERALS LTD.
(Exact Name of Small Business Issuer in Its Charter)

Nevada	20-1682702
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Officina 624, Empresarial Mall Ventura, Cra.32#1B
Sur 51, Medellin, Columbia
(305) 726-0602
(Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12,13 or 15 of the Exchange Act after distribution of securities under a plan confirmed by a court [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 7, 2007, there were 55,816,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TAO MINERALS LTD.
(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheet

October 31,
2007

ASSETS
Current
Cash	$1,614
Prepaid Expenses	29,500
Total current assets	31,114
Mineral Properties
Mineral Rights, net	353,000
Total Mineral Properties	353,000

Total assets	$384,114

LIABILITIES
Current
Accounts payable and accrued expenses	$114,531
Due to a related party	3,000
Stock issuance liability	620,000
Other accrued liabilities	183,000
Total current liabilities	920,531
Total Liabilities	920,531

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock$0.001 par value1,000, 000 shares authorized
None issued, allotted and outstanding:	-

Common stock $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding: 55,816,000 shares of common stock	55,816
Additional paid-in capital	534,095
Deficit accumulated during exploration stage	(1,126,328)
Total stockholders’ deficit	(536,417)
Total liabilities and stockholders’ deficit	$384,114

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)	Page 1 of 2
Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to October 31, 2007

						Deficit	Total
						Accumulated
				Additional		During	Stock-
	Common stock			paid-in	Subscription	Exploration	holders'
	Shares	Amount		capital	Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$	$		$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995	(425)	(6,856)	48,550

							-

- net loss for the year						(5,577)	(5,577)

Balance, January 31, 2005	61,916,000	$61,916		$47,995 $	(425)	$(59,753)	$49,733

The accompanying notes are an integral part of these financial statements.

F-2

TAO MINERALS LTD.

(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to October 31, 2007	Page 2 of 2

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733
Subscription receivable cancelled				425		425
- net loss for the year					(48,916)	(48,916)
Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242
Common stock issued for mineral rights on April 20,	2,500,000	2,500	(2,500)	-	-	-
2006 at $.01
Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-
Net loss for the period					(399,636)	(399,636)

Balance, January 31, 2007	51,816,000	51,816	58,095	-	(508,305)	(398,394)
Common stock issued for legal fees and services	4,000,000	4,000	476,000	-	-	480,000
Net loss for the period					(618,023)	(618,023)
Balance, October 31, 2007	55,816,000	$55,816	$534,095	$-	$(1,126,328)	$(536,417)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Operations

	From Date of
	Inception
	September 23, 2004	For the three	For the three	For the nine	For the nine
	to Period Ended	Months ended	Months ended	Months ended	Months ended
	October 31, 2007	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
OPERATING EXPENSES
Exploration expenses	$113,550	$-	$-	$-	$-
Professional fees	258,096	15,000	3,225	47,123	36,810
Consulting fees	559,850	345,000	44,940	543,000	100,790
General and administrative	142,187	123,646	33,408	27,900	116,053
Total Operating Expenses	1,073,683	483,646	81,573	618,023	253,653
LOSS FROM OPERATIONS	(1,073,683)	(483,646)	(81,573)	(618,023)	(253,653)
OTHER EXPENSE
Foreign currency translation	1,531	-	-	-	-
gain (loss)
Net Loss for the Period	$(1,072,152)	$(483,646)	$(81,573)	$(618,023)	$(253,653)

LOSS PER SHARE – BASIC AND FULLY		$(.01)	$0.0	$(.01)	$0.0
DILUTED
WEIGHTED AVERAGE NUMBER OF		53,381217	51,816,000	52,343,473	54,850,559
ISSUED SHARES BASIC and FULLY
DILUTED

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Cash Flows

	From Inception Date
	of September 23, 2004	For the Nine Months	For the Nine Months
	to October 31, 2007	ended October 31, 2007	ended October 31, 2006
Cash Provided by (Used for) Operating
Activities
Net loss for the period	$(1,072,152)	$(618,023)	$(253,653)
Stock Issued for Services and Legal Fees	480,000	480,000	-
Changes in non-cash working capital items
Accounts payable and accrued expenses	197,531	108,193	2,239
Prepaid expenses	(29,500)	(12,000)	(10,000)
Increase in due from related party	3,000	-	-
Subscription receivable	425	-	-
Cash used by operations	(420,696)	(41,830)	(261,414)
Investing Activities
Purchase of mineral rights	(253,000)	-	(250,000)
Cash used by investing activities	(253,000)	-	(250,000)
Financing Activities
Issuance of debt	620,000	-	620,000
Issuance of common stock for cash	55,310	-
Cash provided by financing activities	675,310	-	620,000
Cash Increase (Decrease) During the
Period	1,614	(41,830)	108,586
Cash, Beginning of Period	-	43,444	2,361
Cash End of Period	$1,614	$1,614	$110,947

During the nine months ended October 31, 2007 and 2006 the Company did not pay any cash for interest or taxes.

Supplemental Non cash Disclosure:

On January 31, 2007, the Company accrued a $100,000 payment for Mineral Rights related to it’s Colombian property.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the period ended October 31, 2007

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $420,696 since inception and losses of $618,023 for the nine month period ended October 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the nine and three months ended October 31, 2007 and 2006, and for the period from September 23, 2004 (inception) to October 31, 2007, together with the balance sheet as of October 31, 2007 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at October 31, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

Pursuant to the Amending Agreement of June 30, 2006 the Company was obligated to make a payment of $100,000 on July 1, 2007 to Primecap Resources, Inc. (“PR”). The Company did not make such payment but has accrued such obligation as of January 31, 2007. The Company is currently in talks with PR to extend payment to December 30, 2007. Accrued liabilities of $183,000 pertain to the terms of the Amending Agreement.

The Company was obligated to make a $ 40,000 payment and issue 300,000 shares of common stock to PR at August 23, 2007. To date, the Company has not made any payments or issued stock to PR. The Company is currently in negotiations to extend the payment and issuance of stock to December 30, 2007.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the period ended October 31, 2007

3.	Equity

On September 21, 2007 The Board of Directors agreed to issue 4,000,000 shares of common stock to consultants, attorneys, and Directors for past services performed for the Company. The Stock was valued at $.12 the closing bid price for the day.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Tao Mining Ltd.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the remaining time period ending January 31, 2008.

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

ESTIMATED BUDGET, PHASE 1 PROGRAM

Chronological Schedule

Weeks
Item	Labour	1	2	3	4	5	6	7	8	9	10
1	Historical data	X
2	Environmental Review		X		X		X
3	Regional Geological Mapping			X
4	Stream Sediment Geochemistry				X
5	Detailed Geological Mapping					X	X	X
6	Underground Sampling						X	X
7	Soil Geochemistry				X
8	Trench Sampling								X
9	Rock Sampling (Prospecting)			X
10	Sample Preparation/Analysis				X			X	X	X
11	Report										X

Expense Schedule

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	50			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1000	ICP+AuFA
6	Underground sample analysis	200			$20/sample	$4000	ICP+AuFA
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT100
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1890
11	OfficeManagement- local	1	$1000	3		$1000
12	Administration- Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

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

The Whale Mine Claims

The Company abandoned the Whale Mine Property in the third quarter.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At October 31, 2007, we had working capital deficit of ($889,417), compared to a working capital deficit of ($505,411) as at October 31, 2006.

At October 31, 2007, our total current assets were $31,114 which consisted of cash and prepaid expenses, compared to total current assets of $120,497 as at October 31, 2006.

At October 31, 2007, our total current liabilities were $920,531, including $620,000 from a financing received without issuing common stock, compared to total current liabilities of $626,538 as at October 31, 2006.

For the three month period ended October 31, 2007, we posted losses of $483,646 compared to $81,573 for the three months ended October 31, 2006.

For the nine month period ended October 31, 2007, we posted losses of $618,023 compared to $253,653 for the nine months ended October 31, 2006 and to $1,072,152 since incorporation.

At October 31, 2007, we had cash on hand of $ 1,614 compared to $110,947 as at October 31, 2006.

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

We have historically incurred losses, and through October 31, 2007 have incurred losses of $ 1,072,152 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $1,614 and working capital deficit of $889,417 as of the period ended October 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2007 was $454,129. We have incurred additional losses for the nine month period ended October 31, 2007 of $618,023. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, October 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On September 21, 2007 we issued 4,000,000 shares to consultants and attorneys for services under an S-8 plan.

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
Date: 12/17/07

By:	/s/ Julio De Leon
Chief Financial Officer and Director
Principal Financial Officer
Date: 12/17/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Sikora
President and Director
Principal Executive Officer
Date: 12/17/07

By:	/s/ Julio De Leon
Chief Financial Officer and Director
Principal Accounting Officer
Date: 12/17/07