Form 10KSB
period 2008-01-31
Tao Minerals Ltd.
filed 2008-05-15
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2008

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to  __________

Commission file number:   000-4995

TAO MINERALS LTD.
(Name of small business issuer in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 624, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number   (305) 726-0602

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act ). Yes ☒    No [ ]

State issuer's revenues for its most recent fiscal year.   $0

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $2,920,700 as of April 21, 2008based on the average bid and asked price of $0.058 per share as of April 21, 2008.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 57,106,909 shares issued and outstanding as of May 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

PART I
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Item 6.	Managements’ Discussion and Analysis or Plan of Operation.
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information.
PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
Item 12.	Certain Relationships and Related Transactions, and Director Independence.
Item 13.	Exhibits.
Item 14.	Principal Accounting Fees and Services.
SIGNATURES

PART I

Item 1.	Description of Business.

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

From inception on September 23, 2004 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Golondria Gold-Silver Project.

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

Employees

As of January 31, 2008, we had no employees other than our directors and officers.

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

We had cash in the amount of $1,563 and working capital deficit of $979,182 as of our year ended January 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2008 is $1,341,729. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2008 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Larry Wolfe/Certified Public Accountant, stated in their Notes to the audited financial statements for the year ended January 31, 2008, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Mineral Properties

There is no assurance that a commercially viable mineral deposit exists on our properties, or that we will be able to identify any mineral resource on our properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on our properties, there can be no assurance that we will be able to enter into commercial production of our mineral properties.

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

3.	The issuance of 600,000 shares of common stock as follows: 300,000 as of August 23,2006 and 300,000 shares as of August 23, 2007.

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

On May 9, 2008 we entered into a second amending agreement which agreement amended certain terms of the Definitive Agreement. The second agreement modifies payments of $280,000 which would have to been made from August 23, 2005 through August 23, 2009 to two payments of $100,000 each on or before July 1, 2006 and on or before August 1, 2008. The first payment of $100,000 has been made. As of May 9, 2008 the company has not issued the 600,000 shares of common stock and has not received any notice of default from non issuance.

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

ESTIMATED BUDGET, PHASE 1 PROGRAM
Chronological Schedule

Weeks
Item	Labour	1	2	3	4	5	6	7	8	9	10
1	Historical data	X
2	Environmental Review		X		X		X
3	Regional Geological Mapping			X
4	Stream Sediment Geochemistry				X
5	Detailed Geological Mapping					X	X	X
6	Underground Sampling						X	X
7	Soil Geochemistry				X
8	Trench Sampling								X
9	Rock Sampling (Prospecting)			X
10	Sample Preparation/Analysis				X			X	X	X
11	Report										X

 Expense Schedule

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	50			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	50			$20/sample	$1000	ICP+AuFA
6	Underground sample analysis	200			$20/sample	$4000	ICP+AuFA
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT100
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
10	Accommodation	9	$35	6	$5	$1890
11	OfficeManagement-local	1	$1000	3		$1000
12	Administration-Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

The proposed program is exploratory in nature as there are no proven reserves currently.

Point	North	East
P.A.	662.810	949.700
1	662.003	949.629.4
2	662.003	949.629.4
3	661.003	948.429.4
4	662.003	948.429.4

The above represents the longitude and latitude of the property representing 120 hectares. We have obtained a 30 year concession from under concession number 6927 from the department of Agrominas De Colombia LTDA. Our property is located in the municipality of Los Andes Sotomayor. We currently are in the process of exploration and do not have any production facilities.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended (1)	High	Low
January 31, 2008	$.14	$.05
October 31, 2007	$.22	$.08
July 31, 2007	$.25	$.085
April 30, 2007	$.11	$.061
January 31, 2007	$.15	$.105
October 31, 2006	$.95	$.73
July 31, 2006	$2.16	$.75
April 30, 2006	$1.52	$.29

(1) Our common stock received approval for quotation on November 22, 2005. The first trade occurred March 16, 2006.

On April 21, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.058.

As of April 21, 2008, there were 53 holders of record of our common stock based on our review of the transfer agent report as of year   end holders. As of such date, 57,106,909 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended January 31, 2008, we issued 100,000 shares of common stock which were not registered under the Securities Act of 1933. We issued and registered 4,000,000 shares and 1,190,909 shares of common stock to consultants and attorneys under two S-8 plans on September 24, 2007 and April 18, 2008, respectively.

On April 4, 2008, we entered into a Securities Purchase Agreement with Outboard Investments Ltd. for the sale of 10% convertible notes (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Purchase Price”) of which $125,000 was advanced on April 9, 2008. The second installment of $875,000 will be advanced within 5 days of the effectiveness of a registration statement filed with the SEC which includes the shares of Common Stock of the Company into which the Notes are convertible. The Notes bear interest of 10% per annum and mature on April 4, 2011. The Notes are convertible into shares of the Company’s common stock at a price equal to 50% percent of the of the average of the volume weighted average price of the shares of the Company’s common Stock during the five trading days immediately preceding a conversion date.

The Notes were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

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

At January 31, 2008, we had working capital deficit of $979,182, compared to working capital deficit of $751,394 as at January 31, 2007. This was primarily due to increases in payables to consultants.

At January 31, 2008, our total current assets were $11,063, which consisted of cash and prepaid expenses compared to total current assets of $60,944 at January 31, 2007. The primary reason for the decrease was due to the payment of payables.

At January 31, 2008, our total current liabilities were $990,245, compared to total current liabilities of $812,338 as at January 31, 2007.  The increase was primarily due to increase in accounts payables.

For the year ended January 31, 2008, we posted losses of $833,424 compared to $399,636 at January 31, 2007 and to $1,341,729 since incorporation. The principal components of the loss for the year ended January 31, 2008 were professional fees, exploration costs and expenses, consulting fees, and general and administrative.

At January 31, 2008, we had cash on hand of $1,563compared to $43,444 as at January 31, 2007.  The change is preliminarily attributable to payments of accounts payable.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended January 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2008  have incurred cumulative losses of $1,341,729 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at May 1, 2008.

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

Statements of Operations

Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TAO MINERALS, LTD

We have audited the accompanying balance sheet of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Infante & Company

Hollywood, Florida
May 11, 2007

Independent Registered Auditor’s Report

Shareholders and Board of Directors
TAO MINERALS, LTD
Medellin, Columbia

I have audited the accompanying balance sheet of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2008 and the related Statements of Operations, Stockholders’ equity, and cash flows for the year ended January 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, and the report of other auditors, The financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2008, and the results of its operations and its cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency.  These items raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Larry Wolfe
Larry Wolfe
Miami, Florida		Certified Public Accountant
May 15, 2008

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheets
January 31, 2008

ASSETS
Current
Cash	$1,563
Prepaids	9,500
Total current assets	11,063
Mineral Properties
Mineral Rights	350,000
Total Mineral Properties	350,000

Total assets	$361,063
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued expenses	$178,145
Due to a related party	100,000
Stock issuance liability	712,100
Total current liabilities	990,245
Total Liabilities	$990,245

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized	-
None issued, allotted and outstanding:

Common stock $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
57,106,909 shares of common stock at January 31, 2008	57,106
Additional paid-in capital	655,441
Deficit accumulated during exploration stage	(1,341,729)
Total stockholders’ deficit	(629,182)
Total liabilities and stockholders’ deficit	$361,063

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders'  Equity
For the periods September 23, 2004 (Inception) to January 31, 2008

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
						-
Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled				425		425

- net loss for the year					(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2008

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 20,	2,500,000	2,500	(2,500)	-	-	-
2006 at $.01

Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-

Net loss for the period					(399,636)	(399,636)

Balance, January 31, 2007	51,816,000	$51,816	$58,095	$-	$(508,305)	$(398,394)

Balance, January 31, 2007

Common stock issued for services to officers, directors
and consultants on September 25, 2007 at $.12	3,500,000	3,500	416,500	-	-	420,000

Common stock issued for legal fees on September 25,
2007 at $.12	500,000	500	59,500	-	-	60,000

Common stock issued for legal services on January 15,
2008 at $.095	1,090,909	1,090	102,546	-	-	103,636

Common stock issued for services on January 15, 2008	200,000	200	18,800	-	-	19,000
At $.095

Net loss for the period					(833,424)	(833,424)

Balance, January 31, 2008	57,106,909	$57,106	$655,441	$-	$(1,341,729)	$(629,182)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Operations

	From Inception Date of September 23, 2004 to Period Ended January 31, 2008	For the Years Ended January 31
	(unaudited)	2008	2007
OPERATING EXPENSES
Exploration expenses	$122,650	$9,100	$83,000
Professional fees	203,798	16,400	171,059
Director fees	120,000	120,000	-
Consulting fees	607,850	471,000	133,850
Legal fees	178,447	178,447	-
General and administrative	56,339	38,477	11,727
Total Operating Expenses	1,289,084	833,424	399,636
LOSS FROM OPERATIONS	(1,289,084)	(833,424)	(399,636)
OTHER EXPENSE
Foreign currency translation gain	1,531	-	-
Provision for income taxes	-	-	-
Net loss for the Period	$(1,287,553)	$(833,424)	$(399,636)

LOSS PER SHARE – BASIC		$(.016)	$(.010)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		53,275,328	54,140,110

   The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Cash Flows

	From Inception Date of September 23, 2004 to Period Ended January 31, 2008	For the Year Ended January 31,	For the Year Ended January 31
Cash Provided by (Used for) Operating Activities	(unaudited)	2008	2007
Net (loss) for the period	$(1,287,553)	(833,424)	(399,636)
Stock issued for services	602,636	602,636
Changes in non-cash working capital items
Prepaids	(9,500)	8,000	(17,500)
Accounts payable and accrued	270,670	180,907	88,219
Increase in due from a related party	-	(3,000)	-
Cash used by operations	(423,747)	(44,881)	(328,917)
Investing Activities
Purchase of mineral rights	(250,000)	3,000	(250,000)
Cash used by investing activities	(250,000)	3,000	(250,000)
Financing Activities
Stock issuance liability	620,000	-	620,000
Issuance of common stock	55,310	-	-
Cash provided by financing activities	675,310	-	620,000
Cash Increase (Decrease) During the Period	1,563	(41,881)	41,083
Cash, Beginning of Period	-	43,444	2,361
Cash and Equivalent, End of Period	1,563	1,563	43,444

SUPPLEMENTAL ASH FLOWS INFORMATION

During the fiscal year ended January 31, 2007 the Company acquired a mineral lease in Colombia as follows:

Issuance of stock (2,500,000 shares of common)	0
Assumption of liabilities	$100,000
Cash Payments	250,000
Total	$350,000

The Company did not pay cash for either interest or taxes for the fiscal years ended January 31, 2007 and 2008.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $423,747 for the period from September 23, 2004 to January 31, 2008 and negative working capital of 979,182  at January 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(d)         Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2008, the Company had capitalized $350,000 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

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

(g)         Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2008 and 2007, there were no dilutive securities outstanding.

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

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

(k)      Site Restoration and Post Closure Costs

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

On October 22, 2004, the Company acquired the mining rights to two claims collectively known as the Whale Mine property for a purchase price of $3,000. The Company received rights to all minerals contained in the Whale Mine property. During the year ended January 31, 2008 the Company abandoned the property and wrote off the capitalized amount of $3,000.

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

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

 On, June 30, 2006 we entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between our Company and Primecap Resources Inc. of Nevada, as amended by an amending agreement dated March 15, 2006.

The Agreement amends the total consideration that our Company is to pay Primecap Resources Inc. (“Primecap”) as to $100,000 on or before July 1, 2006 and $100,000 on or before July 1, 2007.  This Agreement satisfy’s our obligation in assuming the above noted financial obligations under the HOA. The first $100,000 payment has been made.

On May 9, 2008 we entered into a second amending agreement which clarifies the first amending agreement as follows:

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008.

As of January 31, 2008 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $$.137 the closing price of the stock at such date.

4.           Related Party

Effective April 1, 2006 we entered into management agreements with two directors and officers of the company for $8,000 per month and $5,000 per month. On November 1, 2006 the contract dated April 1, 2006 for $5,000 per month was cancelled. On September 1, 2006 The Company entered into a new agreement with a Director and officer for $5,000 per month for one year was to provide financial services. On September 1, 2008, the Company entered into a new contract with the Director and Officer to provide financial services for $8,000 per month for one year. Each contract calls for annual renewals at the same rate if not modified.

The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company. The Company owes the related party $100,000 which is due on demand and non interest bearing.

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

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of January 31, 2008, the Company has received $620,000 for which common stock has not been issued to the subscriber.  According to the subscription agreement this amount has been treated as an interest free loan under the terms of the agreement.

On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the Company redistributed 5,000,000 shares to 4 directors and cancelled 12,600,000 shares.

On April 10, 2006 we issued the 2,500,000 common shares for the acquisition of an option to acquire mining rights in Colombia. The shares were recorded at $0 since the related party had no basis in the shares.

2007 Employee and Consultant Stock Plan S-8 Plan

On September 24, 2007, the Company registered 6,000,000 shares of common stock pursuant to its consultant and employee plan. The Company issued 4,000,000 shares under this plan to consultants, directors, and attorneys.

6.           Income Taxes

As of January 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,342,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$399,000	$1,342000
Gross deferred tax assets	136,000	456,000
Less: valuation allowance	(136,000)	(456,000)
Net deferred tax asset	$--	$--

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2007	2008
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

7.           Subsequent Event

The Company is obligated to pay Primecap $100,000 by July 1, 2007 and issue 600,000 shares of common stock to Nueva California to complete the acquisition of the mineral rights agreement in Colombia. On May 9, 2008 the Company entered into an amending agreement to pay the $100,000 on or before August 1, 2008. The Company expects to issue the 600,000 shares owed under the contract on or before June 30, 2008.

TAO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Financial Statements

On April 23, 2008 we entered into a securities purchase agreement for the sale of $1,000,000 convertible note at 10%. We received $125,000 upon the closing and issued a note for the amount. The Company is obligated to file a registration statement within 45 days of the closing. Upon the registration statement becoming effective, the Company will receive the balance of the $875,000. The note carries a conversion feature that calls for 50% of the average volume weighted price of the shares for the five trading days prior to conversion. Conversion is at the option of the holder.

On April 18, 2008 the Company registered the 2008 Employee and consultant stock Plan registering 6,000,000 shares to be used for employees and consultants. Pursuant to such plan the Company issued 1,190,909 shares.

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

On September 1, 2006, we engaged the firm of Infante & Company P.A. (“Infante”). Infante was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

On February 20, 2008, we were informed by Infante that it would not be performing the audit of the registrant’s financial statements for the year ended January 31, 2008.

Infante’s report on the financial statements for the year ended January 31, 2007 did not contain an adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports stated that they were prepared assuming that the Company will continue as a going concern, as to which the Company’s recurring operating losses raised substantial doubt.

During the fiscal year ended January 31, 2007, and from such date to the date of this Report, there have been no disagreements between the registrant and Infante, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Infante, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for the year then ended.

Subsequent to the February 20, 2008 resignation of Infante, on April 12, 2008, the our Board of Directors approved the engagement of Larry Wolfe/Certified Public Accountant (“Wolfe”) as its independent registered public accounting firm for the Company’s fiscal year ended January 31, 2008.

During the fiscal year ended January 31, 2008, we have not consulted with Wolfe regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

We have provided to Wolfe a copy of the disclosure required by this Item 4.01 and have provided Wolfe the opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of our views, or the respects in which it does not agree with our statements made in response to this Item. Wolfe has declined to furnish us with such a letter.

Item 8A.	Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of January 31, 2008, our internal control over financial reporting is effective based on those criteria. There has been no changes in our internal controls over financial reporting in our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 21, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James Sikora	President and Director	49	February 1, 2006
Duncan Bain	Director	53	March 5, 2006
Walter (Terry) Plummer	Director	68	March 14, 2006
Julio De Leon	Chief Financial Officer and Director	56	September 1, 2006

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

Mr. De Leon is a Certified Public Accountant, Certified Management Accountant and Certified in Financial Management. Mr. De Leon is the owner of De Leon & Company, P.A., a Certified Public Accounting firm, which he founded in June 2002. Mr. De Leon was Senior Manager of Weinberg & Company, PA, a Certified Public Accounting firm, from June 2001 until June 2002, when he formed De Leon & Company, P.A. In addition to being a partner in his accounting firm, Mr. De Leon served as a consultant to Hard to Treat Diseases. Mr. De Leon received a bachelor’s degree in business administration from Bernard Baruch College in New York and his Master in Business Administration from the University of Miami. He is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, the Institute of Management Accountants and the Association of Fraud Examiners.

Committees of the Board

Audit Committee

Our entire board of directors serves as our Audit Committee.

Nominating Committee

Our entire board of directors serves as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

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

Code of Ethics

Our board of directors has not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Our board of directors has determined that it has one member of its audit committee, Julio De Leon, qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, Mr. De Leon is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended January 31, 2008 have been in compliance with Section 16(a), except that James Sikora did not timely file a Form 3 with respect to his appointment as Chief Executive Officer as of March 5, 2006  and a Form 4  on one occasion with respect to an issuance that occurred on September 24, 2007.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended January 31, 2008 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Options Award	Nonequity incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total
James Sikora (1) President	2008 2007	$80,000 $80,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$80,000 $Nil
Gordon Samson (2) former Chief Financial Officer	2007	$25,000	Nil	Nil	Nil	Nil	Nil	Nil	$25,000
Julio De Leon Chief Financial Officer (5)	2008 2007	$72,000 $25,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$72,000 $25,000
Don Axent (3) former President, CEO	2007	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Sikora was appointed President on March 5, 2006.
(2)	Mr. Samson was appointed Chief Financial Officer on March 24, 2006. On September 1, 2006 Mr. Samson resigned as CFO and Director.
(3)	Mr. Axent resigned as an officer and director on March 5, 2006.
(4)	Mr. De Leon became Chief Financial Officer and a member of the board on September 1, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to January 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on January 31, 2008.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have paid 500,000 shares of common stock to each Director as director's fees for previous services provided to the Company. Additionally we paid an additional 500,000 shares to the Directors that are also officers of the Company for the year ended January 31, 2008.

We have no formal plan for compensating our directors for their service in their capacity as directors in the future, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 1, 2006, we entered into consulting agreement with James Sikora. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay Mr. Sikora fees of $8,000 per month.

On April 1, 2006, we entered into consulting agreement with Gordon Samson. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay Mr. Samson fees of $5,000 per month. This agreement was terminated on September 1, 2006.

On September 1, 2006, we entered into consulting agreement with Julio De Leon. The agreement is for a period of one year and will automatically renew for an additional one year period unless notice is given otherwise. Pursuant to the terms of the agreement, we will pay Mr. De Leon fees of $5,000 per month. The Company negotiated a new agreement with Mr. Deleon under the same general terms as the previous contract, however, the monthly fees were increased to $8,000 per month as of September 1, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of May 9, 2008, there were 57,106,909 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 21, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers
James Sikora Officina 618, Empresarial Mall Ventura Cra. 32 #1B Sur 51 Medellin, Colombia	3,000,000	5.25%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	1,000,000	1.75%
Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada, V2R 4W7	1,000,000	1.75%
Julio De Leon 510 NW 159 th Lane Pembroke Pines, Fl. 33028	1,750,000	3.06%
Directors and Officers as a group (4 persons)	6,750,000	11.8%

 * less than 1%
(1)
Based on 57,106,909 shares of common stock issued and outstanding as of May 9, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006).
10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006).
10.7	Amending Agreement Dated June 30, 2006 between our Company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon
10.9	Securities Purchase Agreement dated April 4, 2008 (incorporated by reference from our Current Report on Form 8-K, filed on April 11, 2008).
10.10	Form of Convertible Note (incorporated by reference from our Current Report on Form 8-K, filed on April 11, 2008).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.

 *Filed herewith.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended January 31, 2007 and January 31, 2008:

Services	2008	2007
Audit fees	$17,500	$8,900
Audit related fees		-
Tax fees
All other fees	-	-

Total fees	$17,500	$8,900

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Infante for 2007 and Larry Wolfe/Certified Public Accountant for 2008 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

 We do not use Infante or Larry Wolfe/Certified Public Accountant for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Infante or Larry Wolfe/Certified Public Accountant to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Infante or Larry Wolfe/Certified Public Accountant is engaged by us to render any auditing or permitted non-audit related service, the engagement be:
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

The board of directors has considered the nature and amount of fees billed by Infante and Larry Wolfe/Certified Public Accountant and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Infante and Larry Wolfe/Certified Public Accountant’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO Minerals Ltd.

By:	/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Sikora	President, Chief Executive Officer and Director (principal executive officer)	May 15, 2008
James Sikora
/s/ Julio De Leon	Chief Financial Officer and Director (principal financial and accounting officer)	May 15, 2008
Julio De Leon
Director
Walter (Terry) Plummer
/s/ Duncan Bain	Director	May 15, 2008
Duncan Bain