Form 10-Q
period 2008-04-30
Tao Minerals Ltd.
filed 2008-06-23
CIK 1320338

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2007
Estimated average burden
hours per response . . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008; or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number  ____000-51922__

TAO MINERALS LTD.
(Exact Name of Small Business Issuer in Its Charter)

Nevada	20-1682702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Officina 624, Empresarial Mall Ventura, Cra.32#1B
Sur 51, Medellin, Columbia
(305) 726-0602
(Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”. “accelerated filer” and smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

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

As of May 18, 2008, there were 58,556,909 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

INDEX

PART 1.                      FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of April 30, 2008	F-1

	Statements of Operations for the three months ended April 30, 2008 and 2007, and for the period from September 23, 2004 (Date of inception) to April 30, 2008	F-2

	Statements of Cash Flows for the three months ended April 30, 2008 and 2007, and for the period September 23, 2004 (Date of inception) to April 30, 2008	F-3

	Notes to Financial Statements	F-4

Item 2	Management Discussion and Analysis	4

Item 3	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8K	14

	SIGNATURES	15

TAO MINERALS LTD.
(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)
	April 30, 2008	January 31, 2008
ASSETS
Current
Cash	$17,277	$1,563
Prepaids	12,500	9,500
Total current assets	29,777	11,063
Mineral Properties
Mineral Rights, net	350,000	350,000
Total Mineral Properties	350,000	350,000

Total assets	$379,777	$361,063

LIABILITIES
Current
Accounts payable and accrued expenses	$134,110	$178,145
Due to a related party	100,000	100,000
Stock issuance liability	712,100	712,100
Derivative liability	113,772	-
Total current liabilities	1,059,982	990,245

Note payable long term	457

Total Liabilities	1,060,439	990,245

STOCKHOLDERS’ DEFICIT
Share capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:	-	-

Common stock $0.001 par value, 552,000,000 shares authorized
Issued, and outstanding:
58,556,909 and 57,106 , 909 shares of common stock at April 30, 2008 and January 31, 2008, respectively	58,558	57,106
Additional paid-in capital	733,739	655,441
Deficit accumulated during exploration stage	(1,472,959)	(1,341,729)
Total stockholders’ deficit	(680,662)	(629,182)
Total liabilities and stockholders’ equity	$379,777	$361,063

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	From Inception Date of September 23, 2004 to Period Ended April 30, 2008	For the three Months ended April 30, 2008	For the three Months ended April 30, 2007
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	204,098	300	7,175
Directors Fees	120,000	-	-
Consulting fees	655,850	48,000	39,000
Legal	245,262	66,815	-
General and administrative	58,225	1,886	550
Total Operating Expenses	1,406,085	117,001	46,725
LOSS FROM OPERATIONS	(1,406,085)	(117,001)	(46,725)
OTHER EXPENSE, NET
Interest expense	(457)	(457)	-
Derivative charge	(13,772)	(13,772)	-
Foreign currency translation gain	1,531	-	-
Net Loss for the Period	$(1,418,783)	$(131,230)	$(46,725)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED		57,253,538	51,816,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	From Inception Date of September 23, 2004 to April 30, 2008	For the Three Months ended April 30, 2008	For the Three Months ended April 30, 2007
Cash Provided by (Used for) Operating Activities
Net loss for the period	$(1,418,783)	$(131,230)	$(46,725)
Issuance of common stock for services	682,386	79,750
Changes in non-cash working capital items			-
Accounts payable and accrued liabilities	340,864	70,194	9,570
Prepaid expenses	(12,500)	(3,000)	8,000
Deferred Charges	(100,000)	(100,000)	-
Cash used by operations	(508,033)	(84,286)	(29,155)
Investing Activities
Purchase of mineral rights	(250,000)	-	-
Cash used by investing activities	(250,000)	-	-
Financing Activities
Issuance of debt	720,000	100,000	-
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	775,310	100,000	-
Cash Increase (Decrease) During the Period	17,277	15,714	(29,155)
Cash, Beginning of Period	-	1 ,563	43,444
Cash and Equivalent, End of Period	$17,277	$17,277	$14,289

During the quarters ended April 30, 2008 and 2007 the Company did not pay any cash for interest or taxes.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Financial Statements
For the period ended April 30, 2008

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $508,033since inception and losses of $131,230 for the three month period ended April 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three months ended April 30, 2008 and 2007, and for the period from September 23, 2004 (inception) to April 30, 2008, together with the balance sheet as of April 30, 2008 included herein have not been audited by the Company’s independent public accountants.  In the opinion of management, all adjustments necessary to present fairly the financial position at April 30, 2008 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2008.

The financial statements of the Company have been prepared in accordance with accounting  principles  generally  accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial  statements for a period  necessarily  involves the use of estimates  which have been made  using  careful  judgment.  Actual results  may  vary  from  these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended April 30, 2008.

2.	Notes Payable

On April 4, 2008 the Company entered into a Securities Purchase Agreement for the sale of 10% convertible notes for an aggregate principal amount of $1,000,000 On April 9 $125,000 was advanced and the second instalment of $875,000 will be advanced 5 days of the effectiveness of a registration statement with the SEC (see 8-k filed on 4/4/08). The notes are convertible at a price of 50% of the weighted average  price of the stock for the preceding 5 days prior to conversion. The Company is obligated to file a registration statement within 45 days following the closing.

On April 4, 2008 the $620,000 note payable was transferred to a new party which the Company entered into an agreement enabling the new creditor to convert the principal outstanding amount of the note at a price equal to 30% of the lowest closing bid price for the five previous dates prior to conversion.

3.	Common Stock

In April the Company issued 1,450,000 shares of common stock at $.055 for a value of $79,750 for legal costs.

4.	Subsequent Events

On June 2008 the Company entered into a $500,000 8% convertible note which is due on July 31, 2008. The note is convertible at 50% of the closing bid price on the conversion date. As of June 21 the Company has received $150,000.

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

Our mineral resource properties consist of exploration claims located in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-Q, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia and we intend to focus primarily on this property over the nine month period ending January 31, 2009.

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

At April 30, 2008, we had working capital deficit of ($1,030,205), compared to a working capital deficit of ($798,118) as at April 30, 2007.

At April 30, 2008, our total current assets were $29,777 which consisted of cash and prepaid expenses, compared to total current assets of $23,789  as at April 30, 2007.

At April 30, 2008, our total current liabilities were $1,059,982 including $620,000 from a financing received without issuing common stock, compared to total current liabilities of $821,908 as at April 30, 2007.

For the three month period ended April 30, 2008, we posted losses of $131,230 compared to $46,725 for the three months ended April 30, 2007 and $1,418,783 since incorporation.

At April 30, 2008, we had cash on hand of $17,277compared to $14,289 as at April 30, 2007.

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

On April 4, 2008, the Company amended it’s $620,000 note to provide the holder with a conversion privilege. The amendment calls for conversion of the note at the average of the lowest closing bid price of the Company’s stock for the previous five days prior to conversion at a 30% conversion price.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended January 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through April 30, 2008 have incurred losses of $1,418,783 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $17,277 and working capital deficit of $1,030,205 as of the period ended April 30, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.  We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2008 was $1,287,553. We have incurred additional losses for the three month period ended April 30, 2008 of $131,230. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future.  We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future.  We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm state in their Notes to the audited financial statements for the year ended January 31, 2008, that we have experienced significant losses since inception.  Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Item 3.                 Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, April 30, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the prior fiscal quarter. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 5. Other Information.

None

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

TAO MINERALS INC.

6/23/08	By:	/s/ James Sikora

President and Director
Principal Executive Officer

6/23/08	By:	/s/ Julio De Leon

Chief Financial Officer and Director
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6/23/08	By:	/s/ James Sikora

President and Director
Principal Executive Officer

6/23/08	By:	/s/ Julio De Leon

Chief Financial Officer and Director
Principal Accounting Officer