Form 10KSB/A
period 2007-01-31
Tao Minerals Ltd.
filed 2008-08-08
CIK 1320338

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response. . . . 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-51922

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

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange act [   ]

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

45,566,000 common shares @ $0.085 (1) = $3,873,110

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

For the year ended January 31, 2007, we posted losses of $ 399,636 compared to $48,916 at January 31, 2006 and to $ 454,129 since incorporation. The principal components of the loss for the year ended January 31, 2007 were an impairment charge, professional fees, exploration costs and expenses, and general and administrative.

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

Item 7. F          inancial Statements.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit , the financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD (an Exploration Stage Company) as of January 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Infante & Company

Hollywood, Florida

May 11, 2007

TAO MINERALS LTD.
(An Exploration Stage Company)
Balance Sheets
January 31,

		2007		2006

ASSETS
Current
Cash		$43,444		$2,361
Prepaids		17,500		-
Total current assets		60,944		2,361
Mineral Properties
Mineral Rights		353,000		3,000
Total Mineral Properties		353,000		3,000

Total assets		$413,944		$5,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current

Accounts payable and accrued expenses		$6,338		$1,119
Due to a related party		3,000		3,000
Other accrued liability		183,000		-
Stock issuance liability		620,000		-
Total current liabilities		812,338		4,119
Total Liabilities	~~$~~	812,338	~~$~~	4,119

STOCKHOLDERS’ EQUITY
Share Capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized		-		-
None issued, allotted and outstanding:

Common stock $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:
51,816,000 and 61,916,000 shares of common stock at January 31, 2007		51,816		61,916
and 2006, respectively
Additional paid-in capital		58,095		47,995
Deficit accumulated during exploration stage		(508,305)		(108,669)
Total stockholders’ equity		(398,394)		1,242
Total liabilities and stockholders’ equity		$413,944		$5,361

The accompanying notes are an integral part of these financial statements.

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to January 31, 2007	Page 1 of 2
(Inception Through January 31, 2005 Unaudited)

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

F-4

TAO MINERALS LTD.

(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2007	Page 2 of 2
(Inception Through January 31, 2005 Unaudited)

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

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	From Inception Date
	of September 23,	For the Year
	2004 to Period Ended	Ended January 31
	January 31,2007
	(Unaudited)	2007	2006

OPERATING EXPENSES

Exploration expenses	$113,550	$83,000	$27,250

Professional fees	187,398	171,059	12,139

Consulting fees	136,850	133,850	3,000

General and administrative	17,862	11,727	6135

Total Operating Expenses	455,660	399,636	48,416

LOSS FROM OPERATIONS	(455,660)	(399,,636)	(48,416)

OTHER EXPENSE

Foreign currency translation gain(loss)	1,531	-	(500)

Provision for income taxes	-	-	-

Net (loss) for the Period	$(454,129)	$(399,636)	$(48,916)

LOSS PER SHARE – BASIC		$(.01)	$(.00)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		54,140,110	61,916,000

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	From Inception Date	For the Year	For the Year
	of September 23,	Ended January 31	Ended January 31
	2004 to Period Ended
	January 31, 2007
	(Unaudited)	2007	2006

Cash Provided by (Used for) Operating Activities

Net (loss) for the period	$(454,129)	(399,636)	(48,916)

Changes in non-cash working capital items

Prepaids	(17,500)	(17,500)

Accounts payable and accrued	89,338	88,219	(3,081)

Increase in due from a related party	3,000	-	3,000

Subscription receivable	425	-	425

Cash used by operations	(378,866)	(328,917)	(48,572)

Investing Activities

Purchase of mineral rights	(253,000)	(250,000)	-

Cash used by investing activities	(253,000)	(250,000)	-

Financing Activities

Stock issuance liability	620,000	620,000	-

Issuance of common stock	55,310	-	-

Cash provided by financing activities	675,310	620,000

Cash Increase During the Period	43,444	41,083	(48,572)

Cash, Beginning of Period	-	2,361	50,933

Cash and Equivalent, End of Period	43,444	43,444	2,361

SUPPLEMENTAL ASH FLOWS INFORMATION

During the fiscal year ended January 31,2007 the Company acquired a mineral lease in Colombia as follows:
Issuance of stock (2,500,000 shares of common)	0
Assumption of liabilities	$100,000
Cash Payments	250,000
Total	$350,000

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

F-8

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

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$399,636	$54,000
Gross deferred tax assets	136,000	1,900
Less: valuation allowance	(136,000)	(1,900)
Net deferred tax asset	$--	$--

F-8

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

Item 8A.         Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes that occurred in the during the last fiscal quarter that has materially affected or is reasonably likely to materially affect internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Options Award	Nonequity incentive Plan Compensa tion	Nonqualified Deferred Compensation earnings	All Other Compensation	Total
James Sikora(1) President	2007 2006	$80,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$80,000 $Nil
Gordon Samson(2) Chief Financial Officer	2007 2006	$25,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$25,000 $Nil
Julio De Leon Chief Financial Officer(5)	2007 2006	$25,000 $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$25,000 $Nil
Don Axent(3) former President, CEO	2007 2006	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Plexman(4) former CFO and Treasurer	2007 2006	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Sikora was appointed President on March 5, 2006.

(2)	Mr. Samson was appointed Chief Financial Officer on March 24, 2006. On September 1, 2006 Mr. Samson resigned as CFO and Director on September 1, 2006.

(3)	Mr. Axent resigned as an officer and director on March 5, 2006.

(4)	Mr. Plexman resigned as an officer and director on February 1, 2006.

(5)	Mr. De Leon became Chief Financial Officer and a member of the board on September 1, 2006.

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
Date: August 8, 2007

By: /s/ Julio De Leon
Julio De Leon
Chief Financial Officer and Director
Principal Financial Officer
Date: August 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora
James Sikora
President and Director
Principal Executive Officer
Date: August 8, 2007

By: /s/ Julio De Leon
Julio De Leon
Chief Financial Officer and Director
Date: August 8, 2007

By: /s/ Duncan Bain
Duncan Bain
Director
Date: August 8, 2007

By: /s/ Walter (Terry) Plummer
Walter (Terry) Plummer
Director
Date: August 8, 2007