Form 10-Q
period 2008-07-31
Tao Minerals Ltd.
filed 2008-09-22
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008; or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-51922

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

As of July 31, 2008, there were 111,401,538 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART 1.FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of July 31, 2008

Consolidated Statements of Operations for the three and six months ended July 31, 2008 and 2007, and for the period from September 23, 2004 (Date of inception) to July 31, 2008

Consolidated Statements of Cash Flows for the three and six months ended July 31, 2008 and 2007, and for the period September 23, 2004 (Date of inception) to July 31, 2008

Notes to Consolidated Financial Statements

Item 2	Management Discussion and Analysis

Item 3	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8K

SIGNATURES

TAO MINERALS LTD.
(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2008	January 31, 2008

ASSETS
Current
Cash	$91,756	$1,563
Prepaid and other assets	14,933	9,500
Total current assets	106,689	11,063
Other Assets
Mineral Rights, net	409,010	350,000
Intangible	105,819	-
Total Other Assets	514,829	350,000

Total assets	$621,518	$361,063

LIABILITIES
Current
Accounts payable and accrued expenses	$246,705	$178,145
Note Payable	250,000	-
Convertible Note	273,500	620,000
Stock issuance liability	92,100	92,100
Derivative liability	787,127	-
Other accrued liabilities	106,559	100,000
Due to a related party	6,744	-
Total current liabilities	1,762,735	990,245
Note payable long term	2,337
Total Liabilities	1,765,072	990,245

Minority interest	(8,451)	-

STOCKHOLDERS’ DEFICIT
Share capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized
None issued, allotted and outstanding:	-	-
Common stock $0.001 par value, 552,000,000 shares authorized
Issued, and outstanding:
111,401,538 and 57,106 , 909 shares of common stock at July 31,	111,402	57,106
2008 and January 31, 2008, respectively
Additional paid-in capital	1,843,762	655,441
Deficit accumulated during exploration stage	(3,089,253)	(1,341,729)
Accumulated Comprehensive loss	(1,014)	-
Total stockholders’ deficit	(1,135,103)	(629,182)
Total liabilities and stockholders’ equity	$621,518	$361,063

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	From Inception
	Date of
	September 23,
	2004 to Period	For the three	For the three	For the six	For the six
	Ended July 31,	Months ended	Months ended	Months ended	Months ended
	2008	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-	$-	$-
Professional fees	228,128	24,030	48,523	24,420	55,698
Directors Fees	120,000	-	-	-	-
Consulting fees	703,850	48,000	39,000	96,000	78,000
Legal	266,301	21,039	-	87,854	-
General and administrative	82,584	24,361	129	26,057	679
Total Operating Expenses	1,523,513	117,430	87,652	234,331	134,377
LOSS FROM OPERATIONS	(1,523,513)	(117,430)	(87,652)	(234,331)	(134,377)
OTHER EXPENSES
Interest expense	(9,701)	(9,244)	-	9,701	-
Derivative charge	(687,127)	(673,355)	-	687,127	-
Loss on settlement of debt	(816,367)	(816,367)		816,367
Foreign currency translation	1,531	-	-	-	-
gain
Total Other Expenses	(1,511,664)	(1,498,966)	(87,652)	(1,513,195)	(134,377)
Minority interest	515	515	-	515	-
Net Loss for the Period	(3,034,662)	$(1,615,881)	$(87,652)	$(1,747,011)	$(134,377)
LOSS PER SHARE – BASIC AND FULLY DILUTED		$(.02)	$0.00	$(.03)	$0.0

WEIGHTED AVERAGE NUMBER OF
ISSUED SHARES BASIC and FULLY		68,620,271	51,816,000	67,979,387	51,816,000
DILUTED

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date
	of September 23, 2004	For the Six Months	For the Six Months
	to July 31, 2008	ended July 31, 2008	ended July 31, 2007
Cash Provided by (Used for) Operating
Activities
Net loss for the period	$(3,035,077)	$(1,747,524)	$(134,377)
Issuance of common stock for services	682,386	79,750	-
Loss on settlement of debt	816,367	816,367	-
Minority interest in loss	515	515	-
Changes in non-cash working capital items			-
Accounts payable and accrued liabilities	343,567	72,897	85,768
Prepaid expenses	(14,933)	(5,433)	8,000
Derivative liability	787,,127	787,127	-
Deferred Charges	(97,663)	(97,663)	-
Cash used by operations	(517,711)	(93,964)	(40,609)
Investing Activities
Purchase of mineral rights	(414,829)	(164,829)	-
Cash used by investing activities	(414,829)	(164,829)	-
Financing Activities
Issuance of debt	970,000	350000	-
Issuance of common stock for cash	55,310		-
Cash provided by financing activities	1,025,310	350,000	-
Cash Increase (Decrease) During the	92,770	91,207	(40,609)
Period
Foreign Currency Translation Adjustment	(1,014)	(1,014)	-

Cash, Beginning of Period	-	1,563	43,444
Cash and Equivalent, End of Period	$91,756	$91,756	$2,835

During the periods ended July 31, 2008 and 2007 the Company did not pay any cash for interest or taxes.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended July 31, 2008 and 2007

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations and Going Concern

Tao Minerals, Ltd. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on September 23, 2004. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. On July 16, 2008, the Company acquired 611,000 shares of common stock of Minera Tao, SA a Colombian company representing a 93.14 % ownership interest. The Company paid $1,000 and assumed $105,819 of liabilities to acquire Minera TAO< SA.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of ($517,811) and losses of ($3,034,662) since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three and six months ended July 31, 2008 and 2007, and for the period from September 23, 2004 (inception) to July 31, 2008, together with the balance sheet as of July 31, 2008 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 2008 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended July 31, 2008.

2.	Consolidation

The consolidated financial statements include the accounts of the Company and it’s majority owned subsidiary Minera TAO, SA a Colombian entity. All intercompany accounts have been eliminated.

3.	Notes Payable

On April 4, 2008 the Company entered into a Securities Purchase Agreement for the sale of 10% convertible notes for an aggregate principal amount of $1,000,000 On April 9 $125,000 was advanced and

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended July 31, 2008 and 2007

the second instalment of $875,000 will be advanced 5 days of the effective date of a registration statement with the SEC (see 8-k filed on 4/4/08). The notes are convertible at a price of 50% of the weighted average price of the stock for the preceding 5 days prior to conversion. The Company is obligated to file a registration statement within 45 days following the closing. As of July 31, 2008, the Company has not complied with the 45 day registration and has not received notice of default from the note holder.

On April 4, 2008 the $620,000 note payable was transferred to a new party which the Company entered into an agreement enabling the new creditor to convert the principal outstanding amount of the note at a price equal to 30% of the lowest closing bid price for the five previous dates prior to conversion. As of July 31, 2008, $346,500 of the note has been converted to 52,844,624 shares of common stock.

In May 2008 the Company entered into a note payable with an investor for $500,000 with an 8% interest rate due on demand. Such note was to be funded as of July 31, 2008. As of July 31, 2008 the Company had received $250,000 of such amounts.

4.	Common Stock

On April 21 the Company issued 1,450,000 shares of common stock at $.055 for a value of $79,750 for legal costs. From May 1 to July 31, 2008 the holder of the $620,000 note converted $346,500 into 52,844,624 shares of common stock. Such conversions resulted in a $816,367 loss on settlement of debt for the six months ended July 31, 2008.

5.	Derivative Liability

On April 4, 2008 the Company executed a convertible note agreement for a principal amount of $125,000 Net proceeds of $100,000 (net of fees of $25,000) were received. The Note bears interest at 10%, and matures two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to 50% of the weighted average of the lowest trading prices for the Company’s common stock during the five trading days before, but not including, the conversion date.

On April 4, 2008 the Company transferred a $620,000 demand note to a third party and modified the terms so that the holder could convert such note into common stock at a 70% discount. At July 31, 2008, the Company determined that this was a derivate and utilized Black Scoles to record the liability.

In May 2008 the Company entered into a note payable with an investor for $500,000 with an 8% interest rate due on demand. Such note was to be funded as of July 31, 2008. As of July 31, 2008 the Company had received $250,000 of such amounts. At July 31, 2008, the Company determined that this was a derivate and utilized Black Scoles to record the liability. The note is convertible into common stock, at the holders’ option, at a conversion price, equal to 50% of the weighted average of the lowest trading prices for the Company’s common stock during the five trading days before, but not including, the conversion date.

The Company uses the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in the Note. At issuance of the Note, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $13,772, and after such bifurcation, recorded the principal amount at zero. The principal amount was then accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense). For the six ,months ended July 31, 2008 the company recorded a derivative expense of $687,127 and a liability of $787,127 as a result of marking such instruments to market.

6.	Subsequent Events

On August 2008 the Company received $150,000 from the $500,000 demand note. The Company is waiting to receive the final $100,000 from this financing

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

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

ESTIMATED BUDGET, PHASE 1 PROGRAM

Chronological Schedule

Weeks
Item	Labour	1	2	3	4	5	6	7	8	9	1 0
1	Historical data	X
2	Environmental Review		X		X		X
3	Regional Geological Mapping			X
4	Stream Sediment Geochemistry				X
5	Detailed Geological Mapping					X	X	X
6	Underground Sampling						X	X
7	Soil Geochemistry				X
8	Trench Sampling								X
9	Rock Sampling (Prospecting)			X
10	Sample Preparation/Analysis				X			X	X	X
11	Report										X

Expense Schedule

ITEM		#	Cost/wk	# Wks	$US/day	Total $US	Comments
1	Senior Geologist	1	$1400	6	$200	$8400
2	Junior Geologist	2	$875	6	$125	$10500
3	Labourers	6	$140	6	$7	$5040
4	Stream sample Analysis	5 0			$20/sample	$1000	ICP+AuFA
5	Soil sample analysis	5 0			$20/sample	$1000	ICP+AuFA
6	Underground sample analysis	2 0 0			$20/sample	$4000	ICP+AuFA
7	Trenching/backhoe	1	$1500	1	$45/hr	$1500	RetroCAT10 0
8	Food	9	$180	6	$20	$9720
9	Transportation	1	$400	6		$2400	Campero 4X4
1 0	Accommodation	9	$35	6	$5	$1890

1 1	OfficeManagement-local	1	$1000	3		$1000
1 2	Administration-Medellin	1	$1000	12	$4000/mo	$6000
	TOTAL					$52,450

The proposed program is exploratory in nature as there are no proven reserves currently.

Point	North	East
P.A.	662.810	949.700
1	662.003	949.629.4
2	662.003	949.629.4
3	661.003	948.429.4
4	662.003	948.429.4

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

At July 31, 2008, we had negative working capital of ($1,656,046), compared to a working capital deficit of ($885,771) as at July 31, 2007.

At July 31, 2008, our total current assets were $106,689 which consisted of cash and prepaid expenses, compared to total current assets of $12,355 as at July 31, 2007.

At July 31, 2008, our total current liabilities were $1,762,735 compared to total current liabilities of $898,106 as at July 31, 2007.

For the six and three month period ended July 31, 2008, we posted losses of $1,747,011and $1,615,881 compared to $134,377 and 87,652 for the six and three months ended July 31, 2007, respectably. The main reason for the change was due to the derivative expense and the loss on settlement of debt.

At July 31, 2008, we had cash on hand of $91,756 compared to $2,835 as at April 30, 2007.

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

We have historically incurred losses, and through July 31, 2008 have incurred losses of $3,035,077 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $91,756 and working capital deficit of $1,656,046 as of the period ended July 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, July 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the prior fiscal quarter. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
Date: 9/22/08

By: /s/ Julio De Leon
Chief Financial Officer and Director
Principal Financial Officer
Date: 9/22/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora
President and Director
Principal Executive Officer
Date: 9/22/08

By: /s/ Julio De Leon
Chief Financial Officer and Director
Principal Accounting Officer
Date: 9/22/08