Form 10-Q
period 2008-10-31
Tao Minerals Ltd.
filed 2008-12-22
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008;

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

As of October 31, 2008, there were 257,101.863 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX
PART 1.FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Balance Sheets as of October 31, 2008 and January 31, 2008
Consolidated Statements of Operations for the three and nine months ended October 31, 2008 and 2007, and for the period from September 23, 2004 (Date of inception) to October 31, 2008
Consolidated Statements of Cash Flows for the three and nine months ended October 31, 2008 and 2007, and for the period September 23, 2004 (Date of inception) to October 31, 2008
Notes to Consolidated Financial Statements
	Item 2	Management Discussion and Analysis
	Item 3	Controls and Procedures

PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings
	Item 2	Changes in Securities
	Item 3	Defaults Upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8K

SIGNATURES

TAO MINERALS LTD.
(An Exploration Stage Company)

Unaudited Financial Statements

TAO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2008	January 31, 2008

ASSETS
Current
Cash	$117,935	$1,563
Prepaid and other assets	34,938	9,500
Total current assets	152,873	11,063
Fixed Assets	16,860
Other Assets
Mineral Rights, net	446,525	350,000
Intangible	105,819	-
Total Other Assets	552,344	350,000

Total assets	$722,,077	$361,063

LIABILITIES
Current
Accounts payable and accrued expenses	$163,979	$178,145
Note Payable	500,000	-
Convertible Note	42,000	620,000
Stock issuance liability	92,100	92,100
Derivative liability	464,986	-
Other accrued liabilities	144,335	100,000
Due to a related party	808	-
Total current liabilities	1,408,208	990,245
Note payable long term	4,278	-
Total Liabilities	1,412,486	990,245

Minority interest	(8,596)	-

STOCKHOLDERS’ DEFICIT
Share capital
Authorized:
Preferred stock $0.001 par value 1,000,000 shares authorized	-
None issued, allotted and outstanding:	-	-
Common stock $0.001 par value, 552,000,000 shares authorized
Issued, and outstanding:
257,101,863 and 57,106 , 909 shares of common stock at October	257,102	57,106
31, 2008 and January 31, 2008, respectively
Additional paid-in capital	2,370,639	655,441
Deficit accumulated during exploration stage	(3,312,794)	(1,341,729)
Accumulated Comprehensive Adjustment	3,240	-
Total stockholders’ deficit	(681,813)	(629,182)
Total liabilities and stockholders’ equity	$722,077	$361,063

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	From Inception
	Date of
	September 23,	For the three	For the three	For the nine	For the nine
	2004 to Period	Months ended	Months ended	Months ended	Months ended
	Ended October	October 31,	October 31,	October 31,	October 31,
	31, 2008	2008	2007	2008	2007
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-	$-	$-
Professional fees	242,478	14,350	15,000	38,770	47,213
Directors Fees	120,000	-	-	-	-
Consulting fees	757,850	54,000	145,000	150,000	543,000
Legal	274,381	8,080	-	95,934	-
General and administrative	99,757	17,173	123,646	42,603	27,900
Total Operating Expenses	1,617,116	93,603	483,646	327,307	618,023
LOSS FROM OPERATIONS	(1,617,116)	(93,603)	(483,646)	(327,307)	(618,023)
OTHER (EXPENSES )
INCOME
Interest expense	(21,222)	(11,521)	-	(21,222)	-
Derivative charge	(364,986)	322,141	-	(364,986)	-
Loss on settlement of debt	(1,257,484)	(441,117)		(1,257,484)
Foreign currency translation	1,432	(99)	-	(726)	-
gain
Total Other Expenses	(1,642,260)	(130,596)	(483,646)	(1,644,418)	-
Minority interest	660	145	-	660	-
Net Loss for the Period	(3,258,716)	$(224,054)	$(483,646)	$(1,971,065)	$(618,023)
LOSS PER SHARE – BASIC AND FULLY		$(0.0)	$(0.01)	$(.02)	$(0.01)
DILUTED

WEIGHTED AVERAGE NUMBER OF
ISSUED SHARES BASIC and FULLY		147,553,119	53,381,217	95,440,865	52,343,473
DILUTED

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the periods September 23, 2004 (Inception) to October 31, 2008	Page 1 of 6

							Deficit	Total
							Accumulated
				Additional			During	Stock-
	Common stock			paid-in		Subscription	Exploration	holders'
	Shares	Amount		capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$		$		$(47,320)	$6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995		(425)	(6,856)	48,550

- net loss for the year							(5,577)	(5,577)

Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733
								-
Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733

Subscription receivable cancelled						425		425

- net loss for the year							(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916		$47,995		$-	$(108,669)	$1,242

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the period September 23, 2004 (Inception) to January 31, 2008	Page 2 of 6

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)
Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242
Common stock issued for mineral rights on April 20,	2,500,000	2,500	(2,500)	-	-	-
2006 at $.01
Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-
Net loss for the period					(399,636)	(399,636)

Balance, January 31, 2007	51,816,000	$51,816	$58,095	$-	$(508,305)	$(398,394)
Balance, January 31, 2007
Common stock issued for services to officers, directors
and consultants on September 25, 2007 at $.12	3,500,000	3,500	416,500	-	-	420,000
Common stock issued for legal fees on September 25,
2007 at $.12	500,000	500	59,500	-	-	60,000
Common stock issued for legal services on January 15,
2008 at $.095	1,090,909	1,090	102,546	-	-	103,636
Common stock issued for services on January 15, 2008	200,000	200	18,800	-	-	19,000
At $.095
Net loss for the period					(833,424)	(833,424)

Balance, January 31, 2008	57,106,909	$57,106	$655,441	$-	$(1,341,729)	$(629,182)

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the period September 23, 2004 (Inception) to October 31, 2008	Page 3 of 6

					Accumulated	Total
			Additional	Accumulated	Deficit During	Stock-
	Common stock		paid-in	Comprehensive	Exploration	holders'
	Shares	Amount	capital	Adjustment	Stage	(deficiency)

Balance, January 31, 2008	57,106,909	$57,106	$655,441 $	-	$(1,341,729)	$(629,182)

Common stock issued for legal services on April	1,450,000	1,450	78,300	-	-	79,750
21, 2008 @ $.055

Common stock issued for conversion debt on April	2,500,000	2,500	117,500	-	-	120,000
24, 2008 at $.048

Common stock issued for conversion debt on May	3,333,333	3,333	163,334			166,667
9, 2008 at $.05

Common stock issued for conversion debt on May
20, 2008 @ $.04	4,166,666	4,167	162,500	-	-	166,667

Common stock issued for conversion debt on May
29, 2008 @ $.03	3,888,888	3,889	112,778			116,667

Common stock issued for conversion debt on June
9, 2008 @ $.03	3,888,888	3,889	112,778			116,667

Common stock issued for conversion debt on June
12, 2008 @ $.02	4,166,666	4,167	79,166			83,333

Common stock issued for conversion debt on June
13, 2008 @ $.007	4,166,166	4,167	25,000			29,167

Common stock issued for conversion debt on June
25, 2008 @ $.016	3,888,888	3,889	58,333			62,222

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the period September 23, 2004 (Inception) to October 31, 2008	Page 4 of 6

					Accumulated	Total
			Additional	Accumulated	Deficit During	Stock-
	Common stock		paid-in	Comprehensive	Exploration	holders'
	Shares	Amount	capital	Adjustment	Stage	(deficiency)

Common stock issued for conversion debt on July
2, 2008 @ $.015	4,000,000	4,000	56,000			60,000

Common stock issued for conversion debt on July
8, 2008 @ $.014	4,358,974	4,359	56,667
						61,026
Common stock issued for conversion debt on July
14, 2008 @ $.012	4,444,444	4,444	48,889			53,333

Common stock issued for conversion debt on July
16,2, 2008@@$.$.015011	4,358,974	4,359	43,590			47,949

Common stock issued for conversion debt on July
18,2, 2008@@$.$.015011	5,000,000	5,000	50,000			55,000

Common stock issued for conversion debt on July
24,2, 2008@@$.$.015011	4,848,848	4,849	48,488			53,337

Common stock issued for conversion debt on August
1, 2008 @ $.01	5,263,158	5,263	47,369			52,632
Common stock issued for conversion debt on August
14, 2, 20082008@ @ $.$. 015 01	5,555,555	5,556	50,000			55,556

Common stock issued for conversion debt on
September 3, 2008 @ $.006	6,000,000	6,000	30,000			36,000

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the period September 23, 2004 (Inception) to October 31, 2008	Page 5 of 6

					Accumulated	Total
			Additional	Accumulated	Deficit During	Stock-
	Common stock		paid-in	Comprehensive	Exploration	holders'
	Shares	Amount	capital	Adjustment	Stage	(deficiency)
Common stock issued for conversion debt on Sept
9,2, 2008 @ $.007015	6,000,000	6,000	36,000			42,000

Common stock issued for conversion debt on Sept
30, 2008 @ $.0055	6,666,666	6,667	30,000			36,667

Common stock issued for conversion debt on Oct
2, 2008 @ $.006015	6,666,666	6,667	33,333			40,000
Common stock issued for conversion debt on Oct
6, 2008 @ $.005	7,333,333	7,333	29,334			36,667
Common stock issued for conversion debt on Oct
7, 2008 @ $.005	8,000,000	8,000	32,000			40,000

Common stock issued for conversion debt on Oct
9, 2008 @ $.005	8,666,666	8,667	34,656			43,333

Common stock issued for conversion debt on Oct
13, 2008 @ $.0035	8,571,429	8,571	21.429			30.000

Common stock issued for conversion debt on Oct
15, 2008 @ $.0035	8,571,429	8,571	21.429			30.000

Common stock issued for conversion debt on Oct
16, 2008 @ $.0035	9,523,810	9,524	.23.809			33.333

F-3

TAO MINERALS LTD.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the period September 23, 2004 (Inception) to October 31, 2008	Page 6 of 6

					Accumulated	Total
			Additional	Accumulated	Deficit During	Stock-
	Common stock		paid-in	Comprehensive	Exploration	holders'
	Shares	Amount	capital	Adjustment	Stage	(deficiency)

Common stock issued for conversion debt on Oct
17,2, 2008@@$.$.0150035	9,523,810	9,524	23,809			33,333

Common stock issued for conversion debt on Oct
20, 2008 @ $.0035	10,476,190	10,476	26,191			36,667

Common stock issued for conversion debt on Oct
23,2, 2008@@$.$.0150035	10,476,190	10,476	26,191			36,667
Common stock issued for conversion debt on Oct
29, 2008 @ $.0025	12,000,000	12,000	18,000			30,000

Common stock issued for conversion debt on Oct
30, 2008 @ $.0025	12,238,767	12,239	18,315			30,554

- net loss for the period				3,240	(1,971,065)	1,967,025)

Balance, October 31, 2008	257,101,863	$257,102	$2,370,639	$2,340	$(3,312,794)	$(681,813)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date
	of September 23, 2004	For the Nine Months	For the Nine Months
	to October 31, 2008	ended J October 31,	ended October 31,
		2008	2007
Cash Provided by (Used for) Operating
Activities
Net loss for the period	$(3,258,616)	$(1,971,065)	$(618,023)
Issuance of common stock for services	682,386	79,750	480,000
Loss on settlement of debt	1,257,484	1,257,484
Minority interest in loss	(8,596)	(8,596)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	301597	30,977	108,193
Prepaid expenses	(34,930)	(25,438)	12,000
Derivative liability	464,986	464,986	-
Deferred Charges	(95,722)	(95,722)	-
Cash used by operations	(691,411)	(267,664)	(41,830)
Investing Activities
Purchase of fixed assets	(16,860)	(16,860)	-
Purchase of mineral rights	(452,344)	(202,344)	-
Cash used by investing activities	(469,204)	(219,204)	-
Financing Activities
Issuance of debt	1,220,000	600,000/	-
Issuance of common stock for cash	55,310	-	-
Cash provided by financing activities	1,275,310	600,000	-
Cash Increase (Decrease) During the	114,695	113,132	(41,830)
Period
Foreign Currency Translation Adjustment	3,240	3,240	-

Cash, Beginning of Period	-	1,563	43,444
Cash and Equivalent, End of Period	$117,935	$117,935/	$1,614

During the periods ended October 31, 2008 and 2007 the Company did not pay any cash for interest or taxes.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended October 31, 2008 and 2007

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations and Going Concern

Tao Minerals, Ltd. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on September 23, 2004. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. On July 16, 2008, the Company acquired 611,000 shares of common stock of Minera Tao, SA a Colombian company representing a 93.14 % ownership interest. The Company paid $1,000 and assumed $105,819 of liabilities to acquire Minera TAO, SA.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of ($691,411) and losses of ($3,258,716) since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three and nine months ended October 31, 2008 and 2007, and for the period from September 23, 2004 (inception) to October 31, 2008, together with the balance sheet as of October 31, 2008 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at October 31, 2008 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended October 31, 2008.

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
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended October 31, 2008 and 2007

the second instalment of $875,000 will be advanced 5 days of the effective date of a registration statement with the SEC (see 8-k filed on 4/4/08). The notes are convertible at a price of 50% of the weighted average price of the stock for the preceding 5 days prior to conversion. The Company is obligated to file a registration statement within 45 days following the closing. As of October 31, 2008, the Company has not complied with the 45 day registration and has not received notice of default from the note holder.

On April 4, 2008 the $620,000 note payable was transferred to a new party which the Company entered into an agreement enabling the new creditor to convert the principal outstanding amount of the note at a price equal to 30% of the lowest closing bid price for the five previous dates prior to conversion. As of October 31, 2008, $578,000 of the note has been converted to 198,544,954 shares of common stock.

In May 2008 the Company entered into a note payable with an investor for $500,000 with an 8% interest rate due on demand. Such note was to be funded as of July 31, 2008. As of October 31, 2008 the Company had received such amounts.

4.	Common Stock

On April 21 the Company issued 1,450,000 shares of common stock at $.055 for a value of $79,750 for legal costs. From May 1 to October 31, 2008 the holder of the $620,000 note converted $578,000 into 198,544.954 shares of common stock. Such conversions resulted in a $1,257,484 loss on settlement of debt for the nine months ended October 31, 2008.

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

In May 2008 the Company entered into a note payable with an investor for $500,000 with an 8% interest rate due on demand. Such note was to be funded as of July 31, 2008. As of October 31, 2008 the Company had received the funds. The Company determined that this was not a derivate. The note is convertible into common stock, at the Company’s option, at a conversion price, equal to 50% of the weighted average of the lowest trading prices for the Company’s common stock during the five trading days before, but not including, the conversion date.

The Company uses the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in the Note. At issuance of the Note, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $13,772, and after such bifurcation, recorded the principal amount at zero. The principal amount was then accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense). For the nine months ended October 31, 2008 the company recorded a derivative expense of $364,986 and a liability of $464,986 as a result of marking such instruments to market.

6.	Subsequent Events

On December 10, 2008 the Company received the last conversion on the $620,000 note retiring such obligation.

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

Our mineral resource properties consist of exploration claims located in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”) ( El Colmillo mineral property located in Antioquia, Colombia). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-Q, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We had concentrated our recent exploration efforts on the La Golondrina Property in Columbia over the nine month period ending January 31, 2009. In July we acquired a mineral right in the El Colmillo property in Colombia. In October the Company decided to employ it’s efforts in exploration of the El Colmillo property for the next 12 months and will hold exploration of the Golondrina property until a determination of viability at El Colmillo can be determined.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the La Golondrina or El Colmillo Property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties there can be no assurance that we will be able to enter into commercial production of our mineral properties:

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

682.000 m N
681.000 m N
680.000 m N
VEREDA
SOTOMAYOR
LA LLANADA
El Palo

N

PUNTO	NORTE	ESTE
1	682003	948429
2	682003	949629
3	681003	[illegible]
4	681003	948429
Area: 130.0000 Has		

CONVENCIONES ESPECIFICAS

Límite licencia

④ Vértice de licencia

CONVENCIONES TOPOGRÁFICAS

Curva de nivel

Drenaje

Viviendas

LOCALIZACION RELATIVA NACIONAL

Nombre del mapa: SOLICITUD DE CONTRATO DE CONCESIÓN		Escala gráfica:	Escala: 1:20000
Número del título:	Tipo de título: Licencia de Exploración	Municipio(s): Sotomayor y La Llanada	Departamento(s) Nariño
Nombre del titular Liliana Maria Garcia Gomez C.C. 43'513.721	Firma:	Archivo: Licgolondrina.dwg	Minerales: Oro, plata y sus concentrados
Fecha: 12/03/2006 DD/MM/AAAA Plano: 1 de 1	Dibujó: Jorge Gaviria Chavarriaga Mat. N°0822353323 Ant. CPNIA		Observaciones:

POINT	NORTH	EAST
P.A.	62.810	949.700
1	662.003	949.629.4
2	662.003	949.629.4
3	661.003	948.429.4
4	662.003	948.429.4

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

El Colmillo Gold Project

Acquisition, Location and Access

On July 16, 2008, through our majority owned subsidiary Minera Tao S.A. (“MT”), we entered into an amended option agreement with Agrominas De Colombia, LTDA (“AC”) to acquire 80% of a mining interest called El Comillo in Antioquia Colombia. The agreement amended the terms of the original option agreement entered into by MT on October 2, 2007, and subsequently extended on April 18, 2008.

Under the terms of the amended option agreement, the purchase price of the option is $1.42 billion Colombian pesos or approximately US$825,000 dollars at an exchange rate of $1,600 pesos for one dollar. We paid $80,000,000 pesos (approximately US$50,000) upon closing of the option agreement and are obligated to pay $40,000,000 pesos on the 15th of every month until $320,000,000 pesos has been paid. Thereafter 20% of production will be paid until $1.1 billion pesos have been received by AC. After the acquisition price is paid AC will continue to receive 20% of the mining production. Upon receipt of $1.42 billion pesos by AC the option will be exercised and 80% ownership in the property will be transferred to MT.

The El Colmillo vein-hosted gold deposit is located in a river basin which contains La Tinta Gorge, and more specifically in the sub river basin of the gorge La Blanquita, a tributary of the Nechí River.The concession covers an area of 296 hectares

ESTIMATED BUDGET, PHASE 1 PROGRAM

In anticipation of our acquisition of our interest in the El Comillo mining property pursuant to our agreement with Agrominas De Colombia, LTDA, we are beginning the execution of our plan to upgrade the El Colmillo Gold Mine by implementing Phase I of the mine upgrade program.

Phase I of the program focuses on the existing mining works. The mine is currently idle and Phase I activities are designed to accomplish its reactivation to the extent of its existing full installed capacity. Actions to accomplish this will include developing the tunnels to increase the throughput volume of ore and, in concert with that, work to increase knowledge of the mine’s characterization in terms of its specific mineralogy to determine the best approach to the set-up of the upgraded gold recovery circuit.

Total monthly expenses for Phase I are estimated at $68,000 and will include, in addition to other unnamed items, specific expenditures for personnel, $16,000; fuel, $14,000; administration, $5,000; dynamite, $4,000 and an unspecified amount for repairs and adjustments to existing equipment. Capital costs to be incurred in Phase I are an estimated $12,000 for a jaw crusher and an estimated $14,000 for a 4 x 4 truck to transport fuel to the mine.

Finally, as part of the reactivation, Tao will be paying the annual tax for the exploration of the mine known as the “ cannon superficiario”.

The proposed program is exploratory in nature as there are no proven reserves currently.

TUNEL DERRUMBADO - SECTOR NORTE
TUNEL - VETA EL COLMILLO
Filon La Huela
Q. HOYO OSCURO
SECTOR HOYO OSCURO
Q. LA BLANQUITA
Q. San Antonio N.2
Q. Hobon
Q. Hobencito
Q. Concho
888.000 m.E.
888.500 m.E.
889.500 m.E.
890.000 m.E.
890.500 m.E.
1'318.500
1'318.000
1'317.500
1'317.000
PA
500

CONVENCIONES:
Curvas Indices
Curvas Intermedias

REFERENCIA:
CARTA BASE CARTOGRAFICA

ESCALA 1:12.500
125 0 125 250 375 500m

FECHA: NOVIEMBRE DE 2008
AREA GENERAL:

AGROMINAS DE COLOMBIA

ANEX

POINT
P.A.	7 '35’00.59	N
2	7 '35’00.00	N
3	75 '20’00.00	W
4	75 '19’59.77	W

Property Geology

Bedrock consists of metamorphic rocks of sericite and graphitic aluminous schists. Alteration includes sericitization and chloritization, as well as silicification in the form of quartz. The dominant regional structures are the North Otú and North Bagre faults, with general directions N°1-14°W. Locally two faults which trend north-south and dip 60'E have been observed. These two faults are concordant with the existing mineralization. It is suggest that they are part of the North Bagre fault system.

At least three veins are recognized in the El Colmillo mineralized zone. These include El Colmillo vein, La Muela vein and a third un-named subparallel vein. The first two show their moderate continuity by the presence of old mine workings. Some of these are collapsed. In the un-named vein the continuity is recognized by old workings for about 5 m.

The vein El Colmillo has a strike direction that varies from N/75'E to N30'-N40'E with a thickness of between 0.20 m and 3.2 m. It is recognized along its course by small tunnels for a distance of about 300 m. Those faults associated with the mineralized veins are regional in extent, suggesting that there is a considerable potential for the mineralization to extend along those faults for an additional 1.2 km within the concession area and an additional 1 km outside of the concession.

The mineralization in El Colmillo is vein-hosted. The veins are composed of milky white quartz, with interleaves and interfingerings of schistose host rock. There are only minor amounts of sulfides in the examined levels. Galena is found locally.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At October 31, 2008, we had negative working capital of ($1,255,335), compared to a working capital deficit of ($885,771) as at October 31, 2007.

At October 31, 2008, our total current assets were $152,873 which consisted of cash and prepaid expenses, compared to total current assets of $31,414 as at October 31, 2007.

At October 31, 2008, our total current liabilities were $1,762,735 compared to total current liabilities of $898,106 as at October 31, 2007.

For the nine and three month period ended October 31, 2008, we posted losses of $1,971,065and $224,054 compared to $618,023 and 483,646 for the nine and three months ended October 31, 2007, respectably. The main reason for the change was due to the derivative expense and the loss on settlement of debt.

At October 31, 2008, we had cash on hand of $117,935 compared to $1,614 as at October 31, 2007.

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

We have historically incurred losses, and through October 31, 2008 have incurred losses of $3,258,716 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $117,935 and working capital deficit of $1,255,335 as of the period ended October 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2008 was $1,287,553. We have incurred additional losses for the nine month period ended October 31, 2008 of $1,971,065. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, October 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the fiscal quarter. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
Date: 10/22/08

By: /s/ Julio De Leon
Chief Financial Officer and Director
Principal Financial Officer
Date: 12/22/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Sikora
President and Director
Principal Executive Officer
Date: 12/22/08

By: /s/ Julio De Leon
Chief Financial Officer and Director
Principal Accounting Officer
Date: 12/22/08