Form 10-K
period 2009-01-31
Tao Minerals Ltd.
filed 2009-06-18
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51922

TAO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Officina 301Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin
Colombia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 0115-314-2330

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 15, 2009 was $307,312.21 based on a $0.0008 closing price for the Common Stock on June 15, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
391,390,265 shares as of June 15, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Tao” mean Tao Minerals Ltd., unless otherwise indicated.

General Overview and Business Development over the Last Three Years

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

On April 4, 2008, we entered into a promissory note conversion agreement with Outboard Investments Ltd., pursuant to which we agreed to provide for certain conversion provisions related to that certain promissory note issued by our company. The promissory note originally evidenced an interest free loan received by our company from Epsom Investment Services N.V. in the amount of $620,000. On April 4, 2008, the promissory note was transferred to Outboard Investments Ltd. pursuant to that certain debt sale agreement. Pursuant to the conversion agreement, the promissory note is convertible into shares of our company’s common stock at a price equal to 30% of the lowest closing bid price of the shares of our company’s common stock during the five trading days immediately preceding the conversion date. In the event of a failure by our company to honor any conversion requests by Outboard, Outboard shall have the right to demand payment of all outstanding amounts under the promissory note which amounts shall be paid within 5 days.

The promissory note conversion agreement also provides that Outboard may have the right to require our company to redeem the promissory note in cash at 110% of the outstanding principal amount, together with all accrued and unpaid interest in the event (A) our company challenges, disputes or denies the right of Outboard to effect the conversion of the promissory note or otherwise dishonors or rejects a conversion request, and (B) any third party asserts any claim which seeks to challenge, deny, enjoin, limit, modify or dispute the right of Outboard to effect any conversions under the promissory note.

Outboard shall not be obligated to effect conversions under the conversion agreement in the event such conversion will result in Outboard being deemed to be the beneficial owner of more than 4.99% .

On October 4, 2008, our company and Outboard Investments Ltd. jointly agreed to enter into a cancellation agreement in regards to the $1,000,000 financing.

On July 16, 2008, through our majority owned subsidiary Minera Tao S.A., we entered into an amended option agreement with Agrominas De Colombia, LTDA to acquire 80% of a mining interest called El Comillo in Antioquia Colombia. The agreement amended the terms of the original option agreement entered into by Minera Tao on October 2, 2007, and subsequently extended on April 18, 2008.

Under the terms of the amended option agreement, the purchase price of the option is $1.42 billion Colombian pesos or approximately US$825,000 dollars. We paid $80,000,000 pesos (approximately US$50,000) upon closing of the option agreement and are obligated to pay $40,000,000 pesos on the 15th of every month until $320,000,000 pesos has been paid. Thereafter 20% of production will be paid until $1.1 billion pesos have been received by Agrominas De Colombia. After the acquisition price is paid Agrominas De Colombia will continue to receive 20% of the mining production. Upon receipt of $1.42 billion pesos by Agrominas De Colombia the option will be exercised and 80% ownership in the property will be transferred to Minera Tao.

From inception on September 23, 2004 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Whale Mine Claims and acquiring our Golondria Gold-Silver Project and El Comillo mining property.

On April 23, 2008 we entered into a securities purchase agreement for the sale of $1,000,000 convertible note at 10% with a maturity of 2 years. We received $125,000 upon the closing and issued a note for the amount. The Company is obligated to file a registration statement within 45 days of the closing. Upon the registration statement becoming effective, the Company will receive the balance of the $875,000. The note carries a conversion feature that calls for 50% of the average volume weighted price of the shares for the five trading days prior to conversion. Conversion is at the option of the holder. Subsequent to the $125,000 funding the Company and the purchaser agreed to terminate the agreement and let the $125,000 note stand on its own.

On June 11, 2008 we issued a $500,000 8% convertible debenture to Tuxedo Holdings which was payable by July 31, 2008. All or any portion of the amounts due under the convertible debenture may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (50%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture

On October 16, 2008, we entered into an agreement to issued a $500,000 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures 90 days from the advancement date, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture. The Note was to be funded by December 31, 2008, however the note was not funded by that date.

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

Our mineral resource properties consist of exploration claims located in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”) ( El Colmillo mineral property located in Antioquia, Colombia). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-Q, for additional information about the risks of mineral exploration

Our Current Business

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We had concentrated our recent exploration efforts on the La Golondrina Property in Columbia over our fiscal year ending January 31, 2009. In July, 2008 we acquired a mineral right in the El Colmillo property in Colombia. In October, 2008, our company decided to employ our efforts in exploration of the El Colmillo property for the next 12 months and will hold exploration of the Golondrina property until a determination of viability at El Colmillo can be determined. In December 2008 Company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. The Company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. The Company invoked the force majoure section of the contract and is waiting to see what developments will take place.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $0 in research and development expenditures over the last fiscal year.

Employees

As of May 11, 2009, we had no employees other than our directors and officers.

On September 1, 2008, we entered into an executive employment agreement with James Sikora, our president and chief executive officer. The agreement shall be for a period of thirty-six (36) months.

On September 1, 2008, we entered into a contractor engagement agreement with Julio De Leon. The agreement shall be for a period of thirty-six (36) months.

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

Item 1A. Risk Factors

Risks Associated With Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

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

We had cash in the amount of $7,868 and a working capital deficit of $1,110,598 as at our year ended January 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2009 was $7,890,905. We have incurred losses for the year ended January 31, 2009 of $2,253,352. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2009 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm state in their Notes to the audited financial statements for the year ended January 31, 2009, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

Our principal offices are located at Officina 624, Empresarial Mall Ventura, Cra.32#1B Sur 51, Medellin, Columbia. Our telephone number at our principal office is 011-574-311-0720. Our office is donated rent free by our President. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

300,000 as of August 23, 2006 and 300,000 shares as of August 23, 2007.

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

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008. As of January 31, 2009 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $$.137 the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

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

In December 2008 Company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. The Company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. The Company invoked the force majoure section of the contract and is waiting to see what developments will take place.

TUNEL DERRUMBADO - SECTOR NORTE
Filon La Huella
TUNEL - VETA EL COLMILLO
Q. LA BLANQUITA
Q. HOYO OSCURO
SECTOR HOYO OSCURO
Q. San Antonio N.2
Q. Cortado
Q. Pobrecita
PA

CONVENCIONES:
Curvas Índices
Curvas Intermedias

REFERENCIA:
CARTA BASE CARTOGRAFICA

ESCALA 1:10.000

AGROMINAS DE COLOMBIA

POINT
P.A.	7 º35’00.59	N
2	7 º35’00.00	N
3	75 º20’00.00	W
4	75 º19’59.77	W

Property Geology

Bedrock consists of metamorphic rocks of sericite and graphitic aluminous schists. Alteration includes sericitization and chloritization, as well as silicification in the form of quartz. The dominant regional structures are the North Otú and North Bagre faults, with general directions N°1-14°W. Locally two faults which trend north-south and dip 60ºE have been observed. These two faults are concordant with the existing mineralization. It is suggest that they are part of the North Bagre fault system.

At least three veins are recognized in the El Colmillo mineralized zone. These include El Colmillo vein, La Muela vein and a third un-named subparallel vein. The first two show their moderate continuity by the presence of old mine workings. Some of these are collapsed. In the un-named vein the continuity is recognized by old workings for about 5 m.

The vein El Colmillo has a strike direction that varies from N/75ºE to N30º-N40ºE with a thickness of between 0.20 m and 3.2 m. It is recognized along its course by small tunnels for a distance of about 300 m. Those faults associated with the mineralized veins are regional in extent, suggesting that there is a considerable potential for the mineralization to extend along those faults for an additional 1.2 km within the concession area and an additional 1 km outside of the concession.

The mineralization in El Colmillo is vein-hosted. The veins are composed of milky white quartz, with interleaves and interfingerings of schistose host rock. There are only minor amounts of sulfides in the examined levels. Galena is found locally.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "TAOL". We received approval on November 22, 2005 for trading under the symbol “TAOM”. On March 24, 2006 our symbol was changed to “TAOL” in connection with our forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers
OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2009	$0.0039	$0.001
October 31, 2008	$0.015	$0.0021
July 31, 2008	$0.099	$0.0095
April 30, 2008	$0.105	$0.045
January 31, 2008	$0.14	$0.05
October 31, 2007	$0.22	$0.08
July 31, 2007	$0.25	$0.085
April 30, 2007	$0.11	$0.061
January 31, 2007	$0.15	$0.105

On May 8, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.0008.

As of June 11, 2009, there were approximately 300 holders of record of our common stock. As of such date, 392,401,265 common shares were issued and outstanding.

Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 USA (Telephone: 212 509 4000) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On April 4, 2008, we entered into a Securities Purchase Agreement with Outboard Investments Ltd. for the sale of 10% convertible notes (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Purchase Price”) of which $125,000 was advanced on April 9, 2008. The second installment of $875,000 were to be advanced within 5 days of the effectiveness of a registration statement filed with the SEC which includes the shares of Common Stock of the Company into which the Notes are convertible. The Notes bear interest of 10% per annum and mature on

April 4, 2011. The Notes are convertible into shares of the Company’s common stock at a price equal to 50% percent of the of the average of the volume weighted average price of the shares of the Company’s common Stock during the five trading days immediately preceding a conversion date. Subsequent to the agreement, the Company and Outboard Marine mutually rescinded the agreement and let the initial note for $125,000 stand without any registration requirement.

The Notes were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

The issuance of the convertible debenture and the securities issuable upon conversion of the convertible debenture was made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The creditor is not a U.S. person (as that term is defined in Regulation S).

On October 16, 2008, we issued a $500,000 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures 90 days from the advancement date, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture.

The issuance of the convertible debenture and the securities issuable upon conversion of the convertible debenture was made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The creditor is not a U.S. person (as that term is defined in Regulation S).

Subsequent to January 31, 2009, we converted $36,000 of the $500,000 note payable for 67,435,896 of common stock.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Management plans to focus on Phase I of the mine upgrade program on the El Colmillo property until a determination of viability at El Colmillo can be determined. We intend to hold exploration of the Golondrina property until such time as the viability at El Colmillo can be determined.

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

Finally, as part of the reactivation, we will be paying the annual tax for the exploration of the mine known as the “cannon superficiario”.

In December 2008 Company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. The Company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. The Company invoked the force majoure section of the contract and is waiting to see what developments will take place.

Purchase of Significant Equipment

In connection with the implementation of our Phase I program on the El Colmillo property, we expect to incur costs estimated at $12,000 for a jaw crusher and an estimated $14,000 for a 4 x 4 truck to transport fuel to the mine. Other than these costs, we do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Results of Operations for the Years Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2009 and 2008.

Our operating results for the years ended January 31, 2009 and 2008 are summarized as follows:

		Year Ended
		January 31
		2009		2008

Revenue	$	Nil	$	Nil
Total Expenses		$2,253,352		$833,424
Net Loss		$(2,253,352)		$(833,424)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended January 31, 2009 and January 31, 2008 are outlined in the table below:

	Year Ended
	January 31
	2009	2008

Exploration expenses	$-	$9,100
Professional fees	$13,420	$16,400
Director fees	$-	$120,000
Consulting fees	$217,000	$471,000
Legal fees	$95,936	$178,447
General and administrative	$109,416	$38,477
Impairment charge	$350,000	$-

The decrease in operating expenses for the year ended January 31, 2009, compared to the same period in fiscal 2008, was mainly due to the following: the Company did not expend any efforts in exploration in 2009; the decrease of $120,000 in directors fees were attributable to stock issued to directors in 2008 as compared to none issued in 2009; the decrease of $254,000 in consulting fees from 2008 to 2009 was primarily due to the market value of stock issued to consultants in 2008; and the decrease of $82,511 in legal fees in 2009 from 2008 was primarily due to cancellation of legal services and cessation of settling legal fees by issuance of stock. General and administrative increased by $70,939 primarily with expenses of operations to support development efforts. Impairment charges increased by $350,000 due to the inability of the Company to obtain an appraisal of the Golondrina property or other support for the market value.

Liquidity and Financial Condition

As of January 31, 2009, our total assets were $184,719 and our total liabilities were $1,171,960 and we had a working capital deficit of $1,110,598. Our financial statements report a net loss of $2,253,352 for the year ended January 31, 2009, and a net loss of $7,890,905 for the period from September 23, 2004 (date of inception) to January 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at
	January 31,
	2009		2008

Net Cash Used for Operating Activities	$(341,428)		$(44,881)
Net Cash Used In Investing Activities	$(244,425)		$3,000
Net Cash Provided by Financing Activities	$625,000	$	Nil
Increase In Cash During The Period	$6,305		$(41,881)

We had cash in the amount of $7,868 as of January 31, 2009 as compared to $1,563 as of January 31, 2008. We had a working capital deficit of $1,110,598 as of January 31, 2009 compared to working capital deficit of $979,182 as of January 31, 2008.

Our principal sources of funds have been from sales of our common stock and short term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended January 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2009, the Company had capitalized $113,420 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Foreign Currency Translation

The accounts of the Company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ equity.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2009 and 2008, there were no dilutive securities outstanding. The Company has a $625,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Mining Properties and Exploration Costs

Exploration costs are charged to operations in the year in which they are incurred. Costs of acquiring mineral properties are capitalized until such time commencement of production commences or a determination that such property is not commercially viable.

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

Accounting Changes and Error Corrections

The company follows Accounting Changes and Error Corrections in accordance with Statement of Financial Accounting Standards # 154 which replaced APB 20 and Statement of Financial Accounting Standards #3. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
TAO MINERALS, LTD
Medellin, Columbia

            I have audited the accompanying consolidated balance sheets of TAO MINERALS, LTD, and Subsidiary (an Exploration Stage Company) as of January 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended January 31, 2009. TAO MINERALS,LTD’S management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

            In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD, and Subsidiary  (an Exploration Stage Company) as of January 31, 2009, and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida June 17, 2009	/s/ Larry Wolfe Larry Wolfe Certified Public Accountant

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
January 31,

	2009	2008

ASSETS
Current
Cash	$7,868	$1,563
Prepaids	46,611	9,500
Total current assets	54,479	11,063

Property and Equipment	16,820	-

Mineral Properties
Mineral Rights	113,420	350,000

Total Mineral Properties	113,420	350,000

Total assets	$184,719	$361,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$241,057	178,145
Note Payable	500,000	-
Derivative liability	177,374	-
Stock issuance liability	92,100	712,100
Due to related party	-	100,000
Other accrued liabilities	154,546	-
Total current liabilities	1,165,077	990,245
Note payable long term	6,883	-
Total iiabilities	1,171,960	990,245

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding:

Common stock: $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding: 324,954,369 and 57,106,909 shares
of common stock at January 31, 2009 and 2008, respectively	324,955	57,106
Additional paid-in capital	6,791,473	5,005,441
Accumulated other comprehensive loss	(32,822)	-
Deficit accumulated during exploration stage	(8,060,831)	(5,691,729)
Total TAO stockholders’ deficit	(977,225)	(629,182)
Noncontrolling interest	(10,016)	-
Total deficit	(987,241)	(629,182)
Total liabilities and deficit	$184,719	$361,063

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations

	From Inception Date	For the Years
	of September 23, 2004	Ended January 31
	to Period Ended	2009	2008
	January 31, 2009
	(unaudited)
OPERATING EXPENSES

Exploration expenses	$122,650	$-	$9,100
Professional fees	217,218	13,420	16,400
Director fees	120,000	-	120,000
Consulting fees	824,850	217,000	471,000
Legal fees	274,383	95,936	178,447
General and administrative	165,755	109,416	38,477
Impairment charge	4,700,000	350,000	-
LOSS FROM OPERATIONS	6,424,856	785,772	833,424
Total Operating Expenses	(6,424,856)	(785,772)	(833,424)
OTHER INCOME (EXPENSE)
Derivative expense	(77,374)	(77,374)	-

Loss on settlement of debt	(1,354,151)	(1,354,151)	-

Interest expense	(36,327)	(36,327)	-

Other loss, net	(1,293)	(1.293)	-

Foreign currency translation gain	1,531	-	-

TOTAL OTHER INCOME (EXPENSE)	(1,467,614)	(1,469,145)	-

Net loss for the Period	(7,892,470)	(2,254,917)	(833,424)

Less: net loss attributable to
noncontrolling interest	1,565	1,565	-

Net loss attributable to TAO common
shareholders’	$(7,890,905)	$(2,253,352)	$(833,424)

LOSS PER SHARE – BASIC		$(.016)	$(.016)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES
BASIC		139,513,897	53,275,328

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to January 31, 2009	Page 1 of 7

							Accumulated	Total
				Additional			Deficit During	Stock-
	Common stock			paid-in		Subscription	Exploration	holders'
	Shares	Amount		capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash
($0.001 per share)	54,080,000	$54,080	$		$		$(47,320)	$6,760
Common stock issued for cash ($0.05 per share)	7,836,000	7,836		47,995		(425)	(6,856)	48,550
- net loss for the year	-	-		-		-	(5,577)	(5,577)

Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733
								-
Balance, January 31, 2005	61,916,000	$61,916		$47,995		$(425)	$(59,753)	$49,733
Subscription receivable cancelled	-	-				425	-	425
- net loss for the year	-	-				-	(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916		$47,995		$-	$(108,669)	$1,242

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2009	Page 2 of 7

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)
Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242
Common stock issued for mineral rights on April 20,	2,500,000	2,500	4,347,500	-	-	4,350,000
2006 at $.01
Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-
Net loss for the period					(4,749,636)	(4,749,636)

Balance, January 31, 2007	51,816,000	$51,816	$4,408,095	$-	$(4,858,305)	$(398,394)
Balance, January 31, 2007
Common stock issued for services to officers, directors
and consultants on September 25, 2007 at $.12	3,500,000	3,500	416,500	-	-	420,000
Common stock issued for legal fees on September 25,
2007 at $.12	500,000	500	59,500	-	-	60,000
Common stock issued for legal services on January 15,
2008 at $.095	1,090,909	1,090	102,546	-	-	103,636
Common stock issued for services on January 15, 2008	200,000	200	18,800	-	-	19,000
At $.095
Net loss for the period	--	-	-	-	(833,424)	(833,424)

Balance, January 31, 2008	57,106,909	$57,106	$5,005,441	$-	$(5,691,729)	$(629,182)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September23, 2004 (inception) to January 31, 2009	Page 3 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Balance, January 31, 2008	57,106,909	57,106	5,005,441	-	(5,691,729)	(629,182)

Common stock issued for legal services April 21,				-	-
2008 @ $.055	1,450,000	1,450	78,300			79,750

Common stock issued for conversion of debt
April 24, 2008 @ $.048	2,500,000	2,500	117,500	-	-	120,000

Common stock issued for conversion of debt
May 9, 2008 @ $.05	3,333,333	3,333	163,334	-	-	166,667

Common stock issued for conversion of debt
May 20, 2008 @ $.04	4,166,666	4,167	162,500	-	-	166,667

Common stock issued for conversion of debt
May2 9, 2008 @ $.03	3,888,888	3,889	112,778	-	-	116,667

Common stock issued for conversion of debt
June 9, 2008 @ $.03	3,888,888	3,889	112,778	-	-	116,667

Common stock issued for conversion of debt
June 12, 2008 @ $.02	4,166,666	4,167	79,166	-	-	83,333

Common stock issued for conversion of debt
June 13, 2008 @ $.007	4,166,666	4,167	25,000	-	-	29,167

Common stock issued for conversion of debt
June 25, 2008 @ $.016	3,888,888	3,889	58,333	-	-	62,222

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September23, 2004 (inception) to January 31, 2009	Page 4 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt July
2, 2008 @ $.015	4,000,000	4,000	56,000	-		60,000
					-
Common stock issued for conversion of debt July
8, 2008 @ $.014	4,358,974	4,359	56,667	-	-	61,026

Common stock issued for conversion of debt July
14, 2008 @ $.012	4,444,444	4,444	48,889	-	-	53,333

Common stock issued for conversion of debt July
16, 2008 @ $.011	4,358,974	4,359	43,590	-	-	47,949

Common stock issued for conversion of debt July
18, 2008 @ $.011	5,000,000	5,000	50,000	-	-	55,000

Common stock issued for conversion of debt July
24, 2008 @ $.011	4,848,898	4,849	48,488	-	-	53,337

Common stock issued for conversion of debt
August 1, 2008 @ $.01	5,263,158	5,263	47,369	-	-	52,632

Common stock issued for conversion of debt
August 14, 2008 @ $.01	5,555,555	5,556	50,000	-	-	55,556

Common stock issued for conversion of debt
September 3, 2008 @ $.006	6,000,000	6,000	30,000	-	-	36,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September23, 2004 (inception) to January 31, 2009	Page 5 of7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt
September 30, 2008 @ $.0055	6,666,666	6,667	30,000	-	-	36,667

Common stock issued for conversion of debt
September 9, 2008 @ $.007	6,000,000	6,000	36,000	-	-	42,000

Common stock issued for conversion of debt
October 2, 2008 @ $.006	6,666,666	6,667	33,333	-	-	40,000

Common stock issued for conversion of debt
October 6, 2008 @ $.005	7,333,333	7,333	29,334	-	-	36,667

Common stock issued for conversion of debt
October 7, 2008 @ $.005	8,000,000	8,000	32,000	-	-	40,000

Common stock issued for conversion of debt
October 9, 2008 @ $.005	8,666,666	8,667	34,656	-	-	43,323

Common stock issued for conversion of debt
October 13, 2008 @ $.0035	8,571,429	8,571	21,429	-	-	30,000

Common stock issued for conversion of debt
October 15, 2008 @ $.0035	8,571,429	8,571	21,429	-	-	30,000

Common stock issued for conversion of debt
October 16, 2008 @ $.0035	9,523,810	9,524	23,809	-	-	33,333

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September23, 2004 (inception) to January 31, 2009	Page 6 of7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity
Common stock issued for conversion of	debt
October 17, 2008 @ $.0035	9,523,810	9,524	23,809	-	-	33,333

Common stock issued for conversion of	debt
October 20, 2008 @ $.0035	10,476,190	10,476	26,191	--	-	36,667

Common stock issued for conversion of	debt
October 23, 2008 @ $.0035	10,476,190	10,476	26,191	-	-	36,667

Common stock issued for conversion of	debt
October 29, 2008 @ $.0025	12,000,000	12,000	18,000	-	-	30,000

Common stock issued for conversion of	debt
October 30, 2008 @ $.0025	12,328,717	12,329	18,254	-	-	30,583

Common stock issued for conversion of	debt
November 4, 2008 @ $.0025	13,698,630	13,699	20,548	-	-	34,247

Common stock issued for conversion of	debt
November 10, 2008 @ $.0024	13,698,630	13,699	19,178	-	-	32,877

Common stock issued for conversion of	debt
November 17, 2008 @ $.0024	13,698,630	13,699	19,178	-	-	32,877

Common stock issued for conversion of	debt
November 25, 2008 @ $.0015	13,333,333	13,333	6,667	-	-	20,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September23, 2004 (inception) to January 31, 2009	Page 7 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity
Common stock issued for conversion of debt
December 10, 2008 @ $.0014	13,333,333	13,333	5,334	-	-	18,667

	-	-	-	-	(115,750)	(115.750)
Acquisition of Subsidiary

Loss for the period	-	-	-	-	(2,253,352)	(2,253,352)

Foreign currency adjustment	-	-	-	(32,822)	-	(32,822)

Balance, January 31, 2009	324,954,369	$$324,955	$6,791,473	$(32,822)	$(8,060,831)	$(977,225)

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	From Inception Date
	of September 23,	For the Year	For the Year
	2004 to Period Ended	Ended	Ended
	January 31, 2009	January 31,	January 31,
	(unaudited)	2009	2008
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(7,890,905)	$(2,253,352)	$(833,424)
Stock issued for services	682,386	79,750	602,636
Loss on settlement of debt	1,354,151	1,354,151	-
Impairment charges	4,700,000	350,000	-
Minority interest in loss	(11,581)	(11,581)	-
Changes in non-cash working capital items
Prepaids	(46,611)	(37,111)	8,000
Discount on Note payable	(118,117)	(118,117)	-
Accounts payable and accrued	388,128	117,458	177,907
Derivative liability	177,374	177,374	-
Cash used by operations	(765,175)	(341,428)	(44,881)
Investing Activities
Acquisition of subsidiary	(114,189)	(114,185)	-
Purchase of fixed assets	(16,820)	(16,820)	-
Purchase of mineral rights	(363,440)	(113,420)	3,000
Cash used by investing activities	(494,445)	(244,425)	3,000
Financing Activities
Stock issuance liability	1,245,000	625,000	-
Issuance of common stock	55,310		-
Cash provided by financing activities	1,300,310	625,000	-

Efect of exchange rate on cash	(32,822)	(32,822)
Cash Increase (Decrease) During the Period	7,868	6,305	(41,881)
Cash, Beginning of Period	-	1,563	43,444
Cash and Equivalent, End of Period	7,868	7,868	1,563

SUPPLEMENTAL ASH FLOWS INFORMATION

During the fiscal year ended January 31, 2007 the Company acquired a mineral lease in Colombia as follows:

Issuance of stock (2,500,000 shares of common)	$4,350,000
Assumption of liabilities	100,000
Cash Payments	250,000
Total	$4,700,000

The Company did not pay cash for either interest or taxes for the fiscal years ended January 31, 2009 and 2008.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $765,175 for the period from September 23, 2004 to January 31, 2009 and negative working capital of $1,110,598 at January 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is seeking to obtain additional financing or private placement to fund thw Company’s operations.

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

Basis of Presentation

These consolidated financial statements include the accounts of TAO Minerals, LTD (“Parent” or “TAO”) and its majority owned subsidiary, Minera TAO, SA (“Minera”),. Collectively, the consolidated entities are referred to herein as the (“Company”). All significant inter-company transactions have been eliminated.

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2009, the Company had capitalized $113,420 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Foreign Currency Translation

The accounts of the Company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ equity.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2009 and 2008, there were no dilutive securities outstanding. The Company has a $625,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Mining Properties and Exploration Costs

Exploration costs are charged to operations in the year in which they are incurred. Costs of acquiring mineral properties are capitalized until such time commencement of production commences or a determination that such property is not commercially viable.

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued. Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made

Accounting Changes and Error Corrections

The company follows Accounting Changes and Error Corrections in accordance with Statement of Financial Accounting Standards # 154 which replaced APB 20 and Statement of Financial Accounting Standards #3. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

3.	Acquisition of Mineral Rights

Golondrina Property

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

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

On May 9, 2008 we entered into a second amending agreement which clarifies the first amending agreement as follows: Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008. As of January 31, 2009 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $$.137 the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

El Colmillo Property

On September 13, 2006 Minera entered into an option agreement with Agronomicas de Colombia (“ADC”) to acquire a mineral rights concession from Colombia for a gold mine called El Colmillo int the municipality of Antioquia, Colombia. On April 2008 Minera obtained a six month extension and on July 15, 2008 a modification of the original terms was obtained. The terms of the contract are now as follows:

1)	Payment of $80,000,000 Colombian pesos (“COP”) (approximately $50,000 US)

2)	Payment of $40,000,000 COP (approximately $25,000 US)on the 15th of every month until the initial and monthly payments reach $320,000,000COP (approximately $200,000 US)

3)	A royalty of 40% of net production until $1,100,000,000 COP (approximately $687,500 US) has been paid.

When 80% of item 3 has been reached ADC will pass legal title of the concession to Minera and will receive a 20% net royalty as long as the concession is maintained.

4)	Minera has paid $240,000,000 COP (approximately $150,000 US) through December 2008 of the $320,000,000 COP (approximately $200,000 US). During the month of December 2008 Minera personnel

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

were met at the site by Colombian rebels that demanded a war tax. The Company immediately stopped its development efforts and reported the activity to the authorities. A force majure clause in the contract allows Minera to cease operations until the cause that activates this clause is resolved.

4.	Related Party

Effective September 1, 2009 we entered into new 3 year management agreements with two directors and officers of the company for $10,000 per month and $9,000 per month to provide financial services one year. Each contract calls for annual renewals at the same rate if not modified. The contract call for each officer to receive options to acquire 33,000,000 million shares of common stock exerciseable evenly over three years. The contract also calls for the issuance of 500,000 and 300,000 shares of preferred stock to the two officers. As of January 31, 2009 the preferred stock nor the options have been issued.

The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company. The Company owes the related party $100,000 which is due on demand and non interest bearing.

On July 15, 2008, the Company entered into a six month management agreement for services in Colombia with an entity controlled by an officer of the Company for a monthly fee of $5,000. The contract will automatically renew for another six months at a monthly rate of $7,500.

As of January 31, 2009 the Company has payables to related parties and their affiliates of $350,306.

5.	Notes Payable

On April 23, 2008 we entered into a securities purchase agreement for the sale of $1,000,000 convertible note at 10% with a maturity of 2 years. We received $125,000 upon the closing and issued a note for the amount. The Company is obligated to file a registration statement within 45 days of the closing. Upon the registration statement becoming effective, the Company will receive the balance of the $875,000. The note carries a conversion feature that calls for 50% of the average volume weighted price of the shares for the five trading days prior to conversion. Conversion is at the option of the holder. Subsequent to the $125,000 funding the Company and the purchaser agreed to terminate the agreement and let the $125,000 note stand on its own.

In June 2008 the company entered into a short term note payable due in July 31, 2008 at an interest rate of 8%. The Company was not able to repay the note on July 31, 2008 and it converted to a demand note. As of January 31, 2009 the holder of the note has not made demands for payment. The Company is currently negotiating with the principal to extend the maturity of the note. The following table details the Company’s obligations.

Note payable, demand, bearing interest at
8%	$500,000
Total Short Term Loan	$500,000

Note payable, due April 23, 2010, interest
at 10%	$125,000
Discount on note payable	(118,117)
Total Long term Loan	$6,883

6.	Common Stock

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

increased from 7,739,500 shares of common stock to 61,916,000 shares of common stock. The financial statements and notes have been changed to reflect the retroactive effect of the 8 to 1 forward stock split which has been accounted for as a stock dividend.

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of January 31, 2008, the Company has received $620,000 for which common stock has not been issued to the subscriber. During fiscal 2009 the note was sold by the investor and a new investor acquired the note with a modification to convert such note at a 70% discount. The note was retired prior to January 31, 2009 by the issuance of 266,307,410 shares of common stock at various prices.On April 21, 2006 a director of the Company contributed 2,200,000 pre-split shares of the Company’s common stock. These shares amounted to 17,600,000 post split shares of which the director distributed 5,000,000 shares to 4 directors and the remaining 12,600,000 shares were cancelled. The conversions resulted in a $1,354,151 loss on the settlement of the $620,000 liability.

On April 10, 2006 we issued the 2,500,000 common shares for the acquisition of an option to acquire mining rights in Colombia. The shares were recorded at $4,350,000. (see correction of an error footnote 8)

2007 Employee and Consultant Stock Plan S-8 Plan

On September 24, 2007, the Company registered 6,000,000 shares of common stock pursuant to its consultant and employee plan. The Company issued 4,000,000 shares under this plan to consultants, directors, and attorneys.

During fiscal 2007 the Company registered the 2008 Employee and consultant stock Plan registering 6,000,000 shares to be used for employees and consultants. Pursuant to such plan the Company issued 1,190,909 shares.

7.	Income Taxes

As of January 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,683,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$7,891,000	$5,692,000
Gross deferred tax assets	2,683,000	1,935,000
Less: valuation allowance	(2,683,000)	(1,935,000)
Net deferred tax asset	$--	$--

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2009	2008
Tax expense (benefit)	34.00%	34.00%
at U.S. statutory rate
State taxes, net of	--	--
federal benefit
Change in valuation	(34.00)	(34.00)
allowance
	0.00%	0.00%

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

8.	Error Correction and Impairment

Error Correction

On April 10, 2006 we issued the 2,500,000 common shares for the acquisition of an option to acquire mining rights in Colombia The Company initially had valued these shares at $0 pursuant to it’s belief that it acquired the property from a party who became a related party after the transaction and SFAS 57 related party transactions applied. Upon further consideration the company is of the opinion that such shares should have been valued at $1.74 (market price at time of issuance) with the total stock value at $4,350,000. The effect of this is an accounting error under Statement of Financial Accounting Standards (“SFAS”) 154 correction of an error. The financial statements have restated to show the effects of this change. The following table indicates the changes to line items in the previous issued financial statements at January 31, 2007.

Description	As previously Issued	Correction of Error	As Restated
Mineral Rights	$ 350,000	$ -	$ -
Change in value of stock Issued to purchaser		4,350,000
Impairment charge		(4,350,000)	350,000
Additional Paid in Capital	58,095
Stock issued for mineral rights		4,350,000	4,408,095
Accumulated Deficit During Development Stage	(508,305)
Impairment Charge		(4,350,000)	(4,858,305)

Impairment Charges

During the year ended January 31, 2009 the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

9.	Subsequent Event

Subsequent to January 31, 2009, the Company received advances of $50,000 on a promissory note which was to have been funded by December 31, 2008. Currently the Company is in talks with the principal regarding new terms.

Subsequent to January 31, 2009 the Company converted $36,000 of the $500,000 note payable for 67,435,896 of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 20, 2008, our company was informed by our independent accounting firm (Infante & Company. PA) that they would not be performing the audit of our financial statements for the year ended January 31, 2008.

Infante & Company. PA’s report on the financial statements for the year ended January 31, 2007 did not contain an adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports stated that they were prepared assuming that our company will continue as a going concern, as to which our company’s recurring operating losses raised substantial doubt.

During the fiscal year ended January 31, 2007, there were no disagreements between our company and Infante & Company, PA, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Infante & Company, PA , would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the year then ended.

Subsequent to the February 20, 2008 resignation of Infante & Company, PA, the previous independent registered public accounting firm our company, on April 12, 2008, our board of directors approved the engagement of Larry Wolfe, Certified Public Accountant as our independent registered public accounting firm for our company’s fiscal year ended January 31, 2008 and January 31, 2009.

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2009, our internal control over financial reporting is. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Subsequent to January 31, 2009, we received advances of $50,000 on a promissory note which was to have been funded by December 31, 2008. Currently we are in talks with the principal regarding new terms.

Subsequent to January 31, 2009, we converted $36,000 of the $500,000 note payable for 67,435,896 of common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Sikora	President & Director	50	February 1, 2006
Julio De Leon	Chief Financial Officer and Director	57	September 1, 2006
Duncan Bain	Director	54	March 5, 2006
Walter (Terry) Plummer	Director	69	March 14, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended January 31, 2009 have been in compliance with Section 16(a), with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
James Sikora	1(1)	1(1)	1(1)
Julio De Leon	Nil	Nil	Nil
Duncan Bain	Nil	Nil	Nil
Walter (Terry) Plummer	1(1)	1(1)	1(1)

(1)	The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit this annual report on Form 10-K. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that Julio De Leon qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Sikora(1) President	2009 2008	116,000 80,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	116,000 80,000
Julio De Leon Chief Financial Officer	2009 2008	101,000 72,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	101,000 72,000

(1)	Mr. Sikora was appointed president on March 5, 2006.

(2)	Mr. De Leon was appointed Chief Financial Officer on September 1, 2006.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On September 1, 2008, we entered into an executive employment agreement with James Sikora, our president and chief executive officer. Pursuant to the terms of the agreement, we agree to pay to Mr. Sikora an annual salary of $120,000 and issue to Mr. Sikora 500,000 shares of preferred “A” stock. In addition, Mr. Sikora is eligible to earn a cash bonus of up to $150,000 for each twelve month period during the employment term. The agreement shall be for a period of thirty-six (36) months.

On September 1, 2008, we entered into a contractor engagement agreement with Julio De Leon. Pursuant to the terms of the agreement, we agree to pay to Mr. De Leon an annual salary of $108,000 and issue to Mr. De Leon 300,000 shares of preferred “A” stock. In addition, Mr. De Leon is eligible to earn a cash bonus of up to $120,000 for each twelve month period during the employment term. The agreement shall be for a period of thirty-six (36) months.

Stock Option Grants to our Named Executive Officers

As at January 31, 2009, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended January 31, 2009 or 2008.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of January 31, 2009 or 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended January 31, 2009 or 2008.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 11, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Sikora Officina 618, Empresarial mall Ventura Cra. 32 #1B Sur 51 Medellin, Colombia	3,500,000.0089%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	1,000,000.0025%
Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada V2R 4W7	1,000,000.0025%
Julio De Leon 510 NW 159th Lane Pembroke Pines, FL 33028	1,750,000.0045%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Executive Officers as a Group(1)	7,250,000.0185%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 15, 2009. As of June 15, 2009, there were 391,390,265 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of James Sikora, Duncan Bain, Walter (Terry) Plummer and Julio De Leon. We have determined that Duncan Bain and Walter (Terry) Plummer are each an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2009 and for fiscal year ended January 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31 2009 ($)	2008 ($)
Audit Fees	13,500	17,500
Audit Related Fees	4,000	Nil
Tax Fees	17,500	Nil
All Other Fees	Nil	Nil
Total	17,500	17,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).
10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

Exhibit Number	Description
10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.7	Amending Agreement Dated June 30, 2006 between our Company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon
10.9	Code of Business Conduct and Ethics
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.

*filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 17, 2009

/s/ Julio De Leon
Julio De Leon
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: June 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ James Sikora	Director	June 17, 2009
James Sikora

/s/ Julio De Leon	Chief Financial Officer and Director	June 17, 2009
Julio De Leon

/s/ Duncan Brian	Director	June 17, 2009
Duncan Bain

/s/ Walter Plummer	Director	June 17, 2009
Walter (Terry) Plummer