Form 10-Q
period 2009-04-30
Tao Minerals Ltd.
filed 2009-06-22
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 000-51922

TAO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Officina 301Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia	N/A
(Address of principal executive offices)	(Zip Code)

0115-314-2330
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
393,672,316 common shares issued and outstanding as of June 22, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30	January 31
	2009	2009

ASSETS
Current
Cash	$14,753	$7,868
Prepaids	38,253	46,611
Total current assets	53,006	54,479
Property and Equipment	16,820	16,820
Mineral Properties
Mineral Rights	115,699	113,420
Total Mineral Properties	115,699	113,420

Total assets	$185,525	$184,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued expenses	$299,514	$241,057
Note Payable	466,000	500,000
Derivative liability	185,182	177,374
Stock issuance liability	92,100	92,100
Other accrued liabilities	180,083	154,546
Total current liabilities	1,222,879	1,165,077
Note payable long term	8,983	6,883
Total liabilities	1,231,862	1,171,960

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding:

Common stock: $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:393,672,.316 and 324,954,369 shares
common stock at April 30, 2009 and January 31, 2009	393,673	324,955
Additional paid-in capital	6,790,755	6,791,473
Accumulated other comprehensive loss	(33,160)	(32,822)
Deficit accumulated during exploration stage	(8,187,522)	(8,060,831)
Total TAO stockholders’ deficit	(1,036,254)	(977,225)
Noncontrolling interest	(10,083)	(10,016)
Total deficit	(1,046,337)	(987,241)
Total liabilities and deficit	$185,525	$184,719

The accompanying notes are an integral part of these financial statements.

3

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
ConsolidatedStatements of Operations
(unaudited)

	From Inception Date	For the Three Months
	of September 23, 2004	Ended April 30
	to Period Ended April
	30, 2009	2009	2008
OPERATING EXPENSES

Exploration expenses	$122,650	$-	$-

Professional fees	217,218	-	300

Director fees	120,000	-	-

Consulting fees	881,850	57,000	48,000

Legal fees	276,490	2,107	66,815

General and administrative	187,903	22,148	1,886

Impairment charge	4,700,000		-

LOSS FROM OPERATIONS	6,506,111	81,255	117,001

Total Operating Expenses	(6,506,111)	(81,255)	(117,001)

OTHER INCOME (EXPENSE)

Derivative expense	(85,182)	(7,808)	(13,722)

Loss on settlement of debt	(1,388,151)	(34,000)	-

Interest expense	(40,206)	(3,879)	(457)

Other loss, net	(1,108)	185	-

Foreign currency translation gain	1,531	-	-

TOTAL OTHER INCOME (EXPENSE)	(1,513,116)	(45,502)	(14,229)

Net loss for the Period	(8,019,227)	(126,757)	(131,230)

Less: net loss attributable to
noncontrolling interest	1,632	67	-

Net loss attributable to TAO common
shareholders’	$(8,017,595)	$(126,690)	$(131,230)

LOSS PER SHARE – BASIC		$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		342,739,916	57,253,538

The accompanying notes are an integral part of these financial statements.

4

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date	For the Three	For the Three
	of September 23,	Months Ended	Months Ended
	2004 to Period Ended	April 30, 2009	April 30, 2008
	April 30, 2009
Cash Provided by (Used for) Operating Activities

Net (loss) for the period	$(8,017,595)	$(126,690)	$(131,230)

Stock issued for services	682,386		79,750

Loss on settlement of debt	1,388,151	34,000	-

Impairment charges	4,700,000		-

Minority interest in loss	(11,648)	(67)	-

Changes in non-cash working capital items

Prepaids	(38,253)	8,358	(3,000)
Discount on Note payable	(118,117)
Deferred charges	-	-	(100,000)
Accounts payable and accrued	474,221	86,093	70,194
Derivative liability	185,182	7,808
Cash Provided ( used by) operations	(755,673)	9,502	(84,286)

Investing Activities

Acquisition of subsidiary	(114,189)	-	-
Purchase of fixed assets	(16,820)	-	-
Purchase of mineral rights	(365,715)	(2,279)	-

Cash used by investing activities	(496,724)	(2,279)	-

Financing Activities

Issuance of debt	1,245,000	-	100,000
Issuance of common stock	55,310	-	-

Cash provided by financing activities	1,300,310	-	100,000

Efect of exchange rate on cash	(33,160)	(338)	-

Cash Increase (Decrease) During the Period	14,753	6,885	15,714

Cash, Beginning of Period	-	7,868	1,563

Cash and Equivalent, End of Period	14,753	14,753	17,277

SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the three months ended April 30, 2009 and 2008.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $755,673since inception and losses of $126,690 for the three month period ended April 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three months ended April 30, 2009 and 2008, and for the period from September 23, 2004 (inception) to April 30, 2009, together with the balance sheet as of April 30, 2009 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at April 30, 2009 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended April 30, 2009.

2.	Notes Payable

During the quarter ended April 30, 2009 the company converted $34,000 of principal on its’ $500,000 note payable recognizing a $34,000 loss on conversion.

3.	Common Stock

During the quarter ended April 30, 2009 the Company converted $34,000 of debt by issuing 68,717,947 shares of common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean American Sierra Gold Corp., unless otherwise indicated.

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

The address of our principal executive office is Officina 301Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia. Our telephone numbers is. 0115-314-2330

Our common stock is quoted on the OTC Bulletin Board under the symbol "TAOL".

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

Results of Operations

Three Months Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended April 30, 2009 which are included herein.

Our operating results for the three months ended April 30, 2009, for the three months ended April 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Change Between Three Month Period Ended April 30, 2009 and April 30, 2008
Revenue	$ -	$ -	$ -
Exploration expenses	-	-	-*
Professional fees	-	300	(300)
Director fees	-	-	-
Consulting fees	57,000	48,000	9,000
Legal fees	2,107	66,815	(64,708)
General and administrative	22,148	1,886	20,262
Impairment charge	-	-	-
Net Income (Loss)	(126,690)	(131,230)	(4,540)

Our accumulated losses increased to $8,017,595 as of April 30, 2009. Our consolidated financial statements report a net loss of $126,690 for the three month period ended April 30, 2009 compared to a net loss of $131,230 for the three month period ended April 30, 2008. Our losses have increased primarily resulting from still being in the development stage .

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

Cash Flows		As at
		April 30,
		2009	2008

Net Cash (Used) Provided by Operating Activities		$9,502	$(84,286)
Net Cash Used In Investing Activities		$(2,279)	$-
Net Cash Provided by Financing Activities	$		$100,000
Increase In Cash During The Period		$6,885	$15,714

We had cash in the amount of $14,753 as of April 30, 2009 as compared to $17,277 as of April 30, 2008. We had a working capital deficit of $1,169,873 as of April 30, 2009 compared to working capital deficit of $1,030,205 as of April 30, 2008.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

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

As of April 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

We had cash in the amount of $14,753 and a working capital deficit of $1,169,873 as at our quarter ended April 30, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended April 30, 2009 was $8,017,595. We have incurred losses for the quarter ended April 30, 2009 of $126,690. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

Exhibit Number	Description

10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.7	Amending Agreement Dated June 30, 2006 between our Company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio De Leon.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 22, 2009

/s/ Julio De Leon
Julio De Leon
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: June 22, 2009