Form 10-Q
period 2009-07-31
Tao Minerals Ltd.
filed 2009-11-13
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission File Number 000-51922

TAO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia	N/A
(Address of principal executive offices)	(Zip Code)

780-669-1456
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

[   ] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
2,736,849 common shares issued and outstanding as of November 6, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31	January 31
	2009	2009

ASSETS
Current
Cash	$2,798	$7,868
Prepaids	43,120	46,611
Total current assets	45,918	54,479

Property and Equipment	19,370	16,820

Mineral Properties
Mineral Rights	129,921	113,420
Total Mineral Properties	129,921	113,420

Total assets	$195,209	$184,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$369,159	$241,057
Note Payable	516,000	500,000
Derivative liability	183,255	177,374
Stock issuance liability	92,100	92,100
Other accrued liabilities	170,237	154,546
Total current liabilities	1,330,751	1,165,077
Note payable long term	11,163	6,883
Total liabilities	1,341,914	1,171,960

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding:

Common stock: $0.001 par value, 552,000,000 shares authorized
Issued, allotted and outstanding:393,672,.316 and 324,954,369 shares
common stock at July 31, 2009 and January 31, 2009	393,673	324,955
Additional paid-in capital	6,790,755	6,791,473
Accumulated other comprehensive loss	(32,280)	(32,822)
Deficit accumulated during exploration stage	(8,288,770)	(8,060,831)
Total TAO stockholders’ deficit	(1,136,622)	(977,225)
Noncontrolling interest	(10,083)	(10,016)
Total deficit	(1,146,705)	(987,241)
Total liabilities and deficit	$195,209	$184,719

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
                          (unaudited)

	From Inception Date	For the Six Months
	of September 23, 2004	Ended July 31
	to Period Ended July
	31, 2009	2009	2008
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	226,918	9,700	24,420
Director fees	120,000	-	-
Consulting fees	934,350	109,500	96,000
Legal fees	276,490	2,107	87,854
General and administrative	214,430	48,675	26,057
Impairment charge	4,700,000		-

LOSS FROM OPERATIONS	6,594,838	169,982	234,331

Total Operating Expenses	(6,594,838)	(169,982)	(234,331)

OTHER INCOME (EXPENSE)
Derivative expense	(83,255)	(5,881)	(687,127)
Loss on settlement of debt	(1,388,151)	(34,000)	(816,367)
Interest expense	(54,705)	(18,378)	(9,701)
Other loss, net	(1,071)	222	-
Foreign currency translation gain	1,531	-	-

TOTAL OTHER INCOME (EXPENSE)	(1,525,651)	(58,037)	(1,513,195)

Net loss for the Period	(8,120,489)	(228,019)	(1,747,526)

Less: net loss attributable to
noncontrolling interest	1,646	81	515

Net loss attributable to TAO common
shareholders’	$(8,118,843)	$(227,938)	$(1,747,011)

LOSS PER SHARE – BASIC		$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES
BASIC		368,772,032	67,979,387

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
                       (unaudited)

	For the Three Months
	Ended July 31
	2009	2008
OPERATING EXPENSES
Exploration expenses	$-	$-
Professional fees	9,700	24,030
Director fees	-	-
Consulting fees	52,500	48,000
Legal fees		21,039
General and administrative	26,527	24,361
Impairment charge		-
LOSS FROM OPERATIONS	88,727	117,430
Total Operating Expenses	(88,727)	(117,430)
OTHER INCOME (EXPENSE)
Derivative expense	1,927	(673,355)
Loss on settlement of debt		(816,367)
Interest expense	(14,499)	(9,244)
Other loss, net	37	-
Foreign currency translation gain	-	-
TOTAL OTHER INCOME (EXPENSE)	(12,535)	(1,498,966)
Net loss for the Period	(101,262)	(1,498,966)
Less: net loss attributable to
noncontrolling interest	14	515
Net loss attributable to TAO common
shareholders’	$(101,248)	$(1,615,881)

LOSS PER SHARE – BASIC	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES
BASIC	342,739,916	68,620,271

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
                    (Unaudited)

	From Inception Date	For the Six	For the Six
	of September 23,	Months Ended	Months Ended
	2004 to Period Ended	July 31, 2009	July 31, 2008
	July 31, 2009
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(8,118,663)	$(227,938)	$(1,747,524)
Stock issued for services	682,386		79,750
Loss on settlement of debt	1,388,151	34,000	816,367
Impairment charges	4,700,000		-
Minority interest in loss	(11,648)	(67)	515
Changes in non-cash working capital items
Prepaids	(40,253)	3,491	(5,433)
Discount on Note payable	(118,117)
Deferred charges	-	-	(97,663)
Accounts payable and accrued	538,191	148,073	72,897
Derivative liability	183,255	5,881	787,127
Cash used by operations	(796,698)	(36,560)	(93,964)
Investing Activities
Acquisition of subsidiary	(114,189)	-	-
Purchase of fixed assets	(16,820)	(2,550)	-
Purchase of mineral rights	(365,715)	(16,501)	(164,829)
Cash used by investing activities	(496,724)	(19,051)	(164,829)
Financing Activities
Issuance of debt	1,270,000	50,000	350,000
Issuance of common stock	55,310	-	-
Cash provided by financing activities	1,325,310	50,000	350,000

Effect of exchange rate on cash	(33,160)	541	(1,014)
Cash Increase (Decrease) During the Period	2,805	(5,070)	91,207
Cash, Beginning of Period	-	7,868	1,563
Cash and Equivalent, End of Period	2,798	2,798	91,756

SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the six months ended July 31, 2009 and 2008.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $755,673 since inception and losses of $227,761 for the six month period ended July 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the six months ended July 31, 2009 and 2008, and for the period from September 23, 2004 (inception) to July 31, 2009, together with the balance sheet as of July 31, 2009 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 2009 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2009.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended July 31, 2009.

2.	Notes Payable

During the six months ended July 31, 2009 the company converted $34,000 of principal on its $500,000 note payable, recognizing a $34,000 loss on conversion. Also, the company increased its debt by $50,000.

3.	Common Stock

During the six months ended July 31, 2009 the company converted $34,000 of debt by issuing 68,717,947 shares of common stock.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Tao Minerals Ltd., unless otherwise indicated.

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

Under the terms of the amended option agreement, the purchase price of the option is $1.42 billion Colombian pesos or approximately US$825,000 dollars. We paid $80,000,000 pesos (approximately US$50,000) upon closing of the option agreement and are obligated to pay $40,000,000 pesos on the 15th of every month until $320,000,000 pesos has been paid. Thereafter 20% of production will be paid until $1.1 billion pesos have been received by Agrominas De Colombia. After the acquisition price is paid Agrominas De Colombia will continue to receive 20% of the mining production. Upon receipt of $1.42 billion pesos by Agrominas De Colombia the option will be exercised and 80% ownership in the property will be transferred to Minera Tao. To date, we have paid to Agrominas De Colombia $240,000,000 pesos (or US$120,000).

From inception on September 23, 2004 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Whale Mine Claims and acquiring our Golondria Gold-Silver Project and El Comillo mining property.

On April 23, 2008 we entered into a securities purchase agreement for the sale of $1,000,000 convertible note at 10% with a maturity of 2 years. We received $125,000 upon the closing and issued a note for the amount. Our company is obligated to file a registration statement within 45 days of the closing. Upon the registration statement becoming effective, our company will receive the balance of the $875,000. The note carries a conversion feature that calls for 50% of the average volume weighted price of the shares for the five trading days prior to conversion. Conversion is at the option of the holder. Subsequent to the $125,000 funding our company and the purchaser agreed to terminate the agreement and let the $125,000 note stand on its own.

On June 11, 2008 we issued a $500,000, 8% convertible debenture to Tuxedo Holdings which was payable by July 31, 2008. All or any portion of the amounts due under the convertible debenture may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (50%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture.

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

The address of our principal executive office is Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia. Our telephone numbers is 0115-314-2330.

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

On July 13, 2009, Julio De Leon resigned as a director and chief financial officer of our company and Julio C. Calle was appointed chief financial officer of our company.

Our Current Business

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We had concentrated our recent exploration efforts on the La Golondrina Property in Columbia over our fiscal year ending January 31, 2009. In July, 2008 we acquired a mineral right in the El Colmillo property in Colombia. In October, 2009, our company decided to employ our efforts in exploration of the El Colmillo property for the next 12 months and will hold exploration of the Golondrina property until a determination of viability at El Colmillo can be determined. In December 2008, company personnel at the El Colmillo property were met by

Colombian rebels who demanded a war tax to permit the development activities to continue. Our company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. Our company invoked the force majeure section of the contract and is waiting to see what developments will take place.

Results of Operations

Three Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2009 which are included herein.

Our operating results for the three months ended July 31, 2009, for the three months ended July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Change Between Three Month Period Ended July 31, 2009 and July 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Professional fees	$ 9,700	$ 24,030	$ (14,030)
Consulting fees	$ 52,500	$ 48,000	$ 4,500
Legal fees	$ Nil	$ 21,039	$ (21,039)
General and administrative	$ 26,527	$ 24,361	$ 2,166
Derivative expense	$ 1,927	$ (673,355)	$ 675,282
Loss on settlement of debt	$ Nil	$ (816,367)	$ 816,367
Interest expense	$ (14,499)	$ (9,244)	$ 5,255
Other loss	$ 37	$ Nil	$ 37
Net Income (Loss)	$ (101,262)	$ (1,498,966)	$ 1,397,704

Our consolidated financial statements report a net loss of $101,262 for the three month period ended July 31, 2009 compared to a net loss of $1,498,966 for the three month period ended July 31, 2008. Our losses have decreased primarily resulting from a decrease in professional and legal fees and derivative expense and losses on settlement of debt.

Six Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2009 which are included herein.

Our operating results for the six months ended July 31, 2009, for the six months ended July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended July 31, 2009	Six months Ended July 31, 2008	Change Between Six Month Period Ended July 31, 2009 and July 31, 2008
Revenue	$ Nil	$ Nil	$ Nil

	Six months Ended July 31, 2009	Six months Ended July 31, 2008	Change Between Six Month Period Ended July 31, 2009 and July 31, 2008
Professional fees	$ 9,700	$ 24,030	$ (14,330)
Consulting fees	$ 109,500	$ 96,000	$ 13,500
Legal fees	$ 2,107	$ 87,854	$ (85,747)
General and administrative	$ 48,675	$ 26,057	$ 22,618
Net Income (Loss)	$ (228,019)	$ (1,747,526)	$ 1,517,507

Our accumulated losses increased to $(8,120,489) as of July 31, 2009. Our consolidated financial statements report a net loss of $228,019 for the six month period ended July 31, 2009 compared to a net loss of $1,747,526 for the six month period ended July 31, 2008. Our losses have decreased primarily resulting from a decrease in professional and legal fees and derivative expense and losses on settlement of debt.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of July 31, 2009, our total assets were $195,209 and our total liabilities were $1,341,914 and we had a working capital deficit of $1,284,833. Our financial statements report a net loss of $228,019 for the quarter ended July 31, 2009, and a net loss of $8,120,489 for the period from September 23, 2004 (date of inception) to July 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
	July 31,
	2009	2008

Net Cash (Used) Provided by Operating Activities	$(36,560)	$(93,964)
Net Cash Used In Investing Activities	$(19,051)	$(164,829)
Net Cash Provided by Financing Activities	$50,000	$350,000
Cash Increase (Decrease) In Cash During The Period	$(5,070)	$91,207

We had cash in the amount of $2,798 as of July 31, 2009 as compared to $91,756 as of July 31, 2008. We had a working capital deficit of $1,284,833 as of July 31, 2009 compared to working capital deficit of $1,656,046 as of July 31, 2008.

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

Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of six months or less when purchased.

Concentration of Credit Risk

Our company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Our company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of July 31, 2009, our company had capitalized $129,921 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Long-Lived Assets

Our company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed under the methods identified in SFAS 144 and Emerging Issues Task Force 04-03.

Foreign Currency Translation

The accounts of our company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ equity.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to plan of action based on the then known facts.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2009 and 2008, there were no dilutive securities outstanding. Our company has a $625,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

Income Taxes

Our company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business Segments

Our company operates in one segment and therefore segment information is not presented.

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

Investments in mining properties over which our company has significant influence but not joint control are accounted for using the equity method.

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

Accounting Changes and Error Corrections

Our company follows Accounting Changes and Error Corrections in accordance with Statement of Financial Accounting Standards # 154 which replaced APB 20 and Statement of Financial Accounting Standards #3. Changes

in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to our company and have no effect on the financial statements.

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

As of July 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $2,798 and a working capital deficit of $1,284,833 as at our quarter ended July 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended July 31, 2009 was $8,120,489. We have incurred losses for the quarter ended July 31, 2009 of $228,019. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

On July 13, 2009, Julio De Leon resigned as a director and chief financial officer of our company and Julio C. Calle was appointed chief financial officer of our company.

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.7	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 12, 2009

/s/ Julio C. Calle
Julio C. Calle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2009