Form 10-Q
period 2009-10-31
Tao Minerals Ltd.
filed 2009-12-21
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
2,736,849 common shares issued and outstanding as of December 7, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended October 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October	January 31
	31	2009
	2009

ASSETS
Current
Cash	$(45)	$7,868
Prepaids	41,120	46,611
Total current assets	41,075	54,479

Property and Equipment	19,370	16,820

Mineral Properties
Mineral Rights	129,921	113,420
Total Mineral Properties	129,921	113,420

Total assets	$190,366	$184,719

LIABILITIES AND STOCKHOLDERS’
DEFICIT
Current

Accounts payable and accrued expenses	$477,370	$241,057
Note Payable	448,000	500,000
Derivative liability	191,363	177,374
Stock issuance liability	92,100	92,100
Other accrued liabilities	120,812	154,546
Total current liabilities	1,329,645	1,165,077
Note payable long	13,592	6,883
term

Total liabilities	1,343,237	1,171,960

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 value 1,000,000 shares authorized	-	-
par
None issued, allotted and outstanding:

Common stock: value, 2,760,000 shares authorized issued,
$0.001 par allotted and outstanding:
2,668,362 and 1,624,775 shares
common stock at October 31, 2009 and	2,668	1,625

January 31, 2009
Additional paid-in capital	7,317,760	7,114,803
Accumulated other comprehensive loss	(32,255)	(32,822)
Deficit accumulated during exploration stage	(8,430,96	(8,060,831)
	1)
Total TAO stockholders’ deficit	(1,142,78	(977,225)
	8)
Noncontrolling interest	(10,083)	(10,016)
Total deficit	(1,152,87	(987,241)
	1)
Total liabilities and deficit	$190,366	$184,719

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	From Inception	For the Nine Months
	Date of September	Ended October 31
	23, 2004 to Period
	Ended October 31,	2009	2008
	2009
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	231,518	14,300	38,770
Director fees	120,000	-	-
Consulting fees	964,350	139,500	150,000
Legal fees	276,490	2,107	95,934
General and administrative	237,040	71,285	42,603
Impairment charge	4,700,000		-
LOSS FROM OPERATIONS	6,652,048	227,192	327,307
Total Operating Expenses	(6,652,048)	(227,192)	(327,307)
OTHER INCOME (EXPENSE)
Derivative expense	(91,363)	(13,989)	(364,986)
Loss on settlement of debt	(1,456,151)	(102,000)	(1,257,484)
Interest expense	(63,581)	(27,254)	(21,222)
Other loss, net	(1,067)	226	-
Foreign currency translation	1,531	-	(726)
gain
TOTAL OTHER INCOME	(1,610,631)	(143,017)	(1,644,418)
(EXPENSE)
Net loss for the Period	(8,262,679)	(370,209)	(1,971,725)
Less: net loss attributable to
noncontrolling interest	1,647	82	660
Net loss attributable to TAO
common	$(8,261,032)	$(370,127)	$(1,971,065)
shareholders’

(LOSS ) PER SHARE – BASIC		$(.17)	$(4.13)
WEIGHTED AVERAGE NUMBER OF ISSUED
SHARES
BASIC		2,240,106	477,204

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended October 31
	2009	2008
OPERATING EXPENSES
Exploration expenses	$-	$-
Professional fees	4,600	14,350
Director fees	-	-
Consulting fees	30,000	54,000
Legal fees		8,080
General and administrative	22,581	17,173
Impairment charge		-
LOSS FROM OPERATIONS	57,181	93,603
Total Operating Expenses	(57,181)	(93,603)
OTHER INCOME (EXPENSE)
Derivative expense	(8,108)	322,141
Loss on settlement of debt		(441,117)
Interest expense	(10,455)	(11,521)
Other loss, net	-	-
Foreign currency translation	-	(99)
gain
TOTAL OTHER INCOME	(18,563)	(130,596)
(EXPENSE)
Net loss for the Period	(75,744)	(224,199)
Less: net loss attributable to		-
noncontrolling interest		145

Net loss attributable to TAO
common	$(75,744)	$(224,054)
shareholders’

(LOSS) PER SHARE – BASIC	$(.03)	$(.30)

WEIGHTED AVERAGE NUMBER OF ISSUED
SHARES

BASIC	2,668,362	737,766

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception	For the Nine	For the Nine
	Date of	Months Ended	Months Ended
	September 23,	October 31,	October 31,
	2004 to Period	2009	2008
	Ended October
	31, 2009
Cash Provided by (Used for)
Operating Activities
Net (loss) for the period	$(8,261,032)	$(370,127)	$(1,971,065)
Stock issued for services	682,386		79,750
Loss on settlement of debt	1,456,151	102,000	1,257,484
Impairment charges	4,700,000		-
Minority interest in loss	(11,648)	(67)	(8,596)
Changes in non-cash working capital
items
Prepaids	(37,999)	5,491	(25,438)
Discount on Note payable	(118,117)
Deferred charges	-	-	(95,762)
Accounts payable and accrued	599,312	209,285	30,977
Derivative liability	191,363	13,989	464,986
Cash used by operations	(799,584)	(39,429)	(267,664)
Investing Activities
Acquisition of subsidiary	(114,189)	-	-
Purchase of fixed assets	(16,820)	(2,550)	(16,860)
Purchase of mineral rights	(365,715)	(16,501)	(202,344)
Cash used by investing activities	(496,724)	(19,051)	(219,204)
Financing Activities
Issuance of debt	1,270,000	50,000	600,000
Issuance of common stock	55,310	-	-
Cash provided by financing	1,325,310	50,000	600,000
activities

Effect of exchange rate on cash	(29,047)	567	3,240
Cash Increase (Decrease) During the	29,002	(8,480)	113,132
Period
Cash, Beginning of Period	-	7,868	1,563

Cash and Equivalent, End of	(45)	(45)	117,935
Period
SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the nine months ended October 31, 2009 and 2008.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $799,568 since inception and losses of $370,130 for the nine month period ended October 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the nine months ended October 31, 2009 and 2008, and for the period from September 23, 2004 (inception) to October 31, 2009, together with the balance sheet as of October 31, 2009 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at October 31, 2009 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform with the presentation of the financial statements ended October 31, 2009.

2.	Notes Payable

During the nine months ended October 31, 2009 the company converted $102,000 of principal on its $500,000 note payable, recognizing a $102,000 loss on conversion. Also, the company increased its debt by $50,000.

3.	Common Stock

During the nine months ended October 31, 2009 the company converted $102,000 of debt by issuing 208,717,947 shares of common stock. On August 20, 2009 the board of director’s agreed to a reverse stock transaction, converting 200 shares for 1 share that would be effective on Sept. 22, 2009. As a result 533,672,316 authorized shares were converted to 2,668,362 shares. The total issued shares was reduced from 552,000,000 to 2,760,000.

On December 19, 2008, the Company's transfer agent duplicated in error the issuance of 13,698,999 pre-consolidated shares of common stock (68,495 shares of post-consolidated shares of common stock) to a creditor of the Company. The Company expects to resolve this matter with the creditor during the quarter ending January 31, 2010.

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

Effective September 1, 2008 we entered into 3 year management agreements with James Sikora and Julio De Leon, officers of our company, for $10,000 per month and $9,000 per month, respectively, to provide financial services one year. Each contract calls for annual renewals at the same rate if not modified. The contract calls for each officer to receive options to acquire 33,000,000 million shares of common stock exercisable evenly over three years. The contract also calls for the issuance of 500,000 and 300,000 shares of preferred “A” stock, respectively, to the two officers. As of the date of the quarterly report, neither the preferred “A” stock nor the options have been issued and the agreement with Julio De Leon has been cancelled.

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

Effective September 21, 2009, we effected a 200 for one (1) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 552,000,000 shares of common stock with a par value of $0.001 to 2,760,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 547,370,946 shares of common stock to 2,736,854 shares of common stock.

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 23, 2009 under the new stock symbol “TAON”. Our new CUSIP number is 87600P303.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "TAON".

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

Results of Operations

Three Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the three months ended October 31, 2009, for the three months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Change Between Three Month Period Ended October 31, 2009 and October 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Professional fees	$ 4,600	$ 14,350	$ (9,750)
Consulting fees	$ 30,000	$ 54,000	$ (24,000)
Legal fees	$ Nil	$ 8,080	$ (8,080)
General and administrative	$ 22,581	$ 17,173	$ 5,408
Derivative expense	$ (8,108)	$ 322,141	$ (330,249)
Loss on settlement of debt	$ Nil	$ (441,117)	$ 441,117
Interest expense	$ (10,455)	$ (11,521)	$ 1,066
Foreign currency translation	$ Nil	$ (99)	$ 99
Net Income (Loss)	$ (75,744)	$ (224,054)	$ 148,3140

Our consolidated financial statements report a net loss of $75,744 for the three month period ended October 31, 2009 compared to a net loss of $224,054 for the three month period ended October 31, 2008. Our losses have decreased primarily as a result of a decrease in expenses due to the cessation of work on our El Colmillo property.

Nine Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the nine months ended October 31, 2009, for the nine months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended October 31, 2009	Nine months Ended October 31, 2008	Change Between Nine Month Period Ended October 31, 2009 and October 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Professional fees	$ 14,300	$ 38,770	$ (24,470)
Consulting fees	$ 139,500	$ 150,000	$ (10,500)
Legal fees	$ 2,107	$ 95,934	$ (93,827)
General and administrative	$ 71,285	$ 42,603	$ 28,682
Derivative expense	$ (13,989)	$ (364,986)	$ 350,997
Loss on settlement of debt	$ (102,000)	$ (1,257,484)	$ 1,155,484
Interest expense	$ (27,254)	$ (21,222)	$ (3,032)
Other loss, net	$ 226	$ Nil	$ 226
Foreign currency translation	$ Nil	$ (726)	$ 726
Net Income (Loss)	$ (370,127)	$ (1,971,725)	$ 1,600,938

Our accumulated losses increased to $8,261,032 as of October 31, 2009. Our consolidated financial statements report a net loss of $370,127 for the nine month period ended October 31, 2009 compared to a net loss of $1,971,725 for the nine month period ended October 31, 2008. Our losses have decreased primarily resulting from a decrease in expenses due to the cessation of work on our El Colmillo property.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of October 31, 2009, our current total assets were $41,075 and our total current liabilities were $1,329,645 and we had a working capital deficit of $1,288,570. Our financial statements report a net loss of $370,127 for the nine month period ended October 31, 2009, and a net loss of $8,261,032 for the period from September 23, 2004 (date of inception) to October 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at
	October 31,
	2009	2008

Net Cash (Used) Provided by Operating Activities	$(39,429)	$(267,664)
Net Cash Used In Investing Activities	$(19,051)	$(219,204)

Cash Flows	As at
	October 31,
	2009	2008
Net Cash Provided by Financing Activities	$50,000	$600,000
Cash Increase (Decrease) In Cash During The Period	$(8,480)	$113,132

We had cash in the amount of ($45) as of October 31, 2009 as compared to $7,868 as of October 31, 2008. We had a working capital deficit of $1,288,570 as of October 31, 2009 compared to working capital deficit of $1,255,335 as of October 31, 2008.

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

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of October 31, 2009, our company had capitalized

$129,921 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2009 and 2008, there were no dilutive securities outstanding. Our company has a $398,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of ($456) and a working capital deficit of $1,288,570 as at our quarter ended October 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended October 31, 2009 was $8,263,437. We have incurred losses for the quarter ended October 31, 2009 of $370,127. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On December 19, 2008, our transfer agent duplicated in error the issuance of 13,698,999 pre-consolidated shares of common stock (68,495 shares of post-consolidated shares of common stock) to a creditor of our company. We expect to resolve this matter with the creditor during the quarter ending January 31, 2010.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009)
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).
10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

Exhibit Number	Description
10.7	Cancellation Agreement with Outboard Investments Ltd. dated October 4, 2008 (incorporated by reference from our Current Report on Form 8-K, filed on October 7, 2008).
10.8	Consulting Agreement dated September 1, 2006 between our company and Julio De Leon dated September 1, 2008 (incorporated by reference from our Current Report on Form 8-K, filed on October 7, 2008).
10.9	Executive Consulting Agreement with James Sikora dated September 1, 2008 (incorporated by reference from our Current Report on Form 8-K, filed on October 7, 2008).
10.10	8% convertible debenture, effective October 16, 2008 issued by our company to Galleon Investments Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on November 13, 2008).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 18, 2009

/s/ Julio C. Calle
Julio C. Calle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 18, 2009