Form 10-K
period 2010-01-31
Tao Minerals Ltd.
filed 2010-05-18
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 3, 2010, was $20,585 based on a $0.0011 closing price for the Common Stock on July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

24,155,599 shares of common stock outstanding as of May 3, 2010

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

Our mineral resource properties consist of exploration claims located in Columbia (“Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia”) ( El Colmillo mineral property located in Antioquia, Colombia). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-K, for additional information about the risks of mineral exploration.

Our Current Business

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We had concentrated our recent exploration efforts on the La Golondrina Property in Columbia over our fiscal year ending January 31, 2010. In July, 2008 we acquired a mineral right in the El Colmillo property in Colombia. In October, 2009, our company decided to employ our efforts in exploration of the El Colmillo property for the next 12 months and will hold exploration of the Golondrina property until a determination of viability at El Colmillo can be determined. In December 2008, company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. Our company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. Our company invoked the force majeure section of the contract and is waiting to see what developments will take place.

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

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $0 in research and development expenditures over the last two fiscal years.

Employees

As of May 11, 2010, we had no employees other than our directors and officers.

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

We had cash in the amount of $7,860 and a working capital deficit of $1,488,863 as at our year ended January 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2010 was $8,492,870. We have incurred losses for the year ended January 31, 2010 of $600,400. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2010 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm state in their Notes to the audited financial statements for the year ended January 31, 2010, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Item 2.      Properties

Executive Offices

Our principal offices are located at Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia. Our telephone number at our principal office is 011-574-311-0720. Our office is donated rent free by our President. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

N
Límite licencia
Vértice de licencia
Curva de nivel
Drenaje
Viviendas

PUNTO	NORTE	ESTE
1	[illegible]	[illegible]
2	[illegible]	[illegible]
3	[illegible]	[illegible]
4	[illegible]	[illegible]
Área: 120.0000 Has		

Nombre del mapa: SOLICITUD DE CONTRATO DE CONCESIÓN		Escala gráfica:	Escala: 1:20000
Número del título:	Tipo de título: Licencia de Exploración	Municipio(s): Sotomayor y La Llanada	Departamento(s): Nariño
Nombre del titular: Liliana María García Gomez C.C. 43'513.721	Firma:	Archivo: licgolondrina.dwg	Minerales: Oro, plata y sus concentrados
Fecha: 12/03/2006	Plano: 1 de 1	Dibujó: Jorge Gaviria Chavarriaga Mat. N°0822383323 Ant. CPNIA	Observaciones:

POINT	NORTH	EAST
P.A.	62.810	949.700
1	662.003	949.629.4
2	662.003	949.629.4
3	661.003	948.429.4
4	662.003	948.429.4

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

The El Colmillo vein-hosted gold deposit is located in a river basin which contains La Tinta Gorge, and more specifically in the sub river basin of the gorge La Blanquita, a tributary of the Nechí River.The concession covers an area of 296 hectares.

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

TUNEL DERRUMBADO - SECTOR NORTE
Filon La Hueia
TUNEL - VETA EL COLMILLO
Q. LA BLANQUITA
Q. HOYO OSCURO
SECTOR HOYO OSCURO
Q. San Antonio N.2
Q. Robancito
Q. Cacho
PA
1
2
3
4
5
1'318.500
1'318.000
1'317.500
1'317.000

CONVENCIONES:
Curvas Indices

REFERENCIA:
CARTA BASE CARTOGRAFICA

ESCALA 1:10.000

FECHA: NOVIEMBRE DE 2005

AREA GENERAL: [illegible] HAS

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

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "TAOL". We received approval on November 22, 2005 for trading under the symbol “TAOM”. On March 24, 2006 our symbol was changed to “TAOL” in connection with our forward stock split and on September 23, 2009 our symbol was changed to “TAON” in connection with a share consolidation.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2010	$0.12	$0.06
October 31, 2009	$0.32	$0.009
July 31, 2009	$0.0015	$0.006
April 30, 2009	$0.0023	$0.008
January 31, 2009	$0.0039	$0.001
October 31, 2008	$0.015	$0.0021
July 31, 2008	$0.099	$0.0095
April 30, 2008	$0.105	$0.045
January 31, 2008	$0.14	$0.05

On May 11, 2010, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.16.

As of May 11, 2010, there were approximately 37 holders of record of our common stock. As of such date, 24,155,599 common shares were issued and outstanding.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon Street, Portland, OR, USA (Telephone: 503.227.2950) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not make any previously unreported sales of unregistered securities from February 1, 2007 to January 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2010.

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

In December 2008, company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. Our company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. Our company invoked the force majoure section of the contract and is waiting to see what developments will take place.

In May 2010, we retained the Colombian legal firm of Gutierrez Marquez Asesores S.A. to represent our company in all aspects of applicable Colombian law pertaining to our operations in Colombia.

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

Results of Operations for the Years Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2010 and 2009.

Our operating results for the years ended January 31, 2010 and 2009 are summarized as follows:

		Year Ended
		January 31
		2010		2009

Revenue	$	Nil	$	Nil
Total Operating Expenses		$405,212		$785,772
Other Income (Expenses)		$(195,188)		$(1,469,145)
Net Loss		$(600,400)		$(2,254,917)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended January 31, 2010 and January 31, 2009 are outlined in the table below:

	Year Ended
	January 31
	2010	2009
Professional fees	$24,550	$13,420
Consulting fees	$269,500	$217,000
Legal fees	$12,548	$95,936

		Year Ended
		January 31
		2010	2009
General and administrative		$98,614	$109,416
Impairment charge	$	Nil	$350,000

The decrease in operating expenses for the year ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to a reduction in legal fees and impairment charges.

Liquidity and Financial Condition

As of January 31, 2010, our total current assets were $43,980 and our total current liabilities were $1,532,843 and we had a working capital deficit of $1,488,863. Our financial statements report a net loss of $600,400 for the year ended January 31, 2010, and a net loss of $8,492,870 for the period from September 23, 2004 (date of inception) to January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at
	January 31,
	2010	2009

Net Cash Used by Operating Activities	$(81,540)	$(267,664)
Net Cash Used by Investing Activities	$(19,051)	$(219,204)
Net Cash Provided by Financing Activities	$100,020	$600,000
Increase In Cash During The Period	$(5)	$113,132

We had cash in the amount of $7,860 as of January 31, 2010 as compared to $7,868 as of January 31, 2009. We had a working capital deficit of $1,488,863 as of January 31, 2010 compared to working capital deficit of $1,110,598 as of January 31, 2009.

Our principal sources of funds have been from sales of our common stock and short term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2010, our company had capitalized $113,420 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2010 and 2009, there were no dilutive securities outstanding. Our company has a $598,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Item 8.      Financial Statements and Supplementary Data

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	January 31
	2010	2009

ASSETS
Current
Cash	$7,860	$7,868
Prepaids	36,120	46,611
Total current assets	43,980	54,479

Property and Equipment	19,370	16,820

Mineral Properties
Mineral Rights	129,921	113,420

Total Mineral Properties	129,921	113,420

Total assets	$193,271	$184,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$616,301	$241,057
Note Payable	470,622	500,000
Derivative liability	233,008	177,374
Stock issuance liability	92,100	92,100
Other accrued liabilities	120,812	154,546
Total current liabilities	1,532,843	1,165,077
Note payable long term	16,092	6,883
Total liabilities	1,548,935	1,171,960

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding:

Common stock: $0.001 par value, 2,760,000 shares authorized issued, allotted and outstanding: 2,736,857 and 1,624,775 shares common stock at January 31, 2010 and January 31, 2009	2,737	1,625
Additional paid-in capital	7,345,089	7,114,803
Accumulated other comprehensive loss	(32,255)	(32,822)
Deficit accumulated during exploration stage	(8,661,152)	(8,060,831)
Total TAO stockholders’ deficit	(1,345,581)	(977,225)
Noncontrolling interest	(10,083)	(10,016)
Total deficit	(1,355,664)	(987,241)
Total liabilities and deficit	$193,271	$184,719

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

		For the 12 Months
	From Inception Date	Ended January 31
	of September 23, 2004	2010	2009
	to Period Ended
	January 31, 2010
OPERATING EXPENSES

Exploration expenses	$122,650	$-	$-
Professional fees	241,768	24,550	13,420
Director fees	120,000	-	-
Consulting fees	1,094,350	269,500	217,000
Legal fees	286,931	12,548	95,936
General and administrative	262,234	98,614	109,416
Impairment charge	4,700,000		350,000
LOSS FROM OPERATIONS	6,830,068	405,212	785,772
Total Operating Expenses	(6,830,068)	(405,212)	(785,772)
OTHER INCOME (EXPENSE)
Derivative expense	(133,008)	(55,634)	(77,374)

Loss on settlement of debt	(1,456,151)	(102,000)	(1,354,151)

Interest expense	(74,107)	(37,780)	(36,327)

Other loss, net	(1,067)	226	(1,293)

Foreign currency translation gain	1,531	-	-

TOTAL OTHER INCOME (EXPENSE)	(1,662,802)	(195,188)	(1,469,145)

Net loss for the Period	(8,492,870)	(600,400)	(2,254,917)

Less: net loss attributable to noncontrolling interest	1,647	82	1,565

Net loss attributable to TAO common shareholders’	$(8,491,223)	$(600,318)	$(2,253,352)

(LOSS ) PER SHARE – BASIC		$(.24)	$(4.13)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		2,466,997	477,204

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

		For the Three Months
		Ended January 31
		2010	2009

OPERATING EXPENSES

Exploration expenses	$	$-	$-
Professional fees		10,250	14,350
Director fees		-	-
Consulting fees		130,000	54,000
Legal fees			8,080
General and administrative		37,771	17,173
Impairment charge			-
LOSS FROM OPERATIONS		178,021	93,603
Total Operating Expenses		(178,021)	(93,603)
OTHER INCOME (EXPENSE)
Derivative expense		(41,645)	322,141

Loss on settlement of debt			(441,117)

Interest expense		(10,525)	(11,521)

Other loss, net		-	-

Foreign currency translation gain		-	(99)

TOTAL OTHER INCOME (EXPENSE)		(52,170)	(130,596)

Net loss for the Period		(230,191)	(224,199)

Less: net loss attributable to noncontrolling interest			- 145

Net loss attributable to TAO common shareholders’	$	$(230,191)	$(224,054)

(LOSS) PER SHARE – BASIC		$(.09)	$(.30)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		2,466,997	737,766

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date	For the 12 Months	For the 12 Months
	of September 23,	Ended	Ended
	2004 to Period Ended	January 31, 2010	January 31, 2009
	January 31, 2010
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(8,491,223)	$(600,318)	$(1,971,065)
Stock issued for services	682,386		79,750
Loss on settlement of debt	1,456,151	102,000	1,257,484
Impairment charges	4,700,000		-
Minority interest in loss	(11,648)	(67)	(8,596)
Changes in non-cash working capital items
Prepaids	(36,120)	10,491	(25,438)
Discount on Note payable	(108,908)	9,209
Deferred charges	-	-	(95,762)
Accounts payable and accrued	729,639	341,511	30,977
Derivative liability	233,008	55,634	464,986
Cash used by operations	(846,715)	(81,540)	(267,664)
Investing Activities
Acquisition of subsidiary	(114,189)	-	-
Purchase of fixed assets	(19,370)	(2,550)	(16,860)
Purchase of mineral rights	(379,941)	(16,501)	(202,344)
Cash used by investing activities	(513,496)	(19,051)	(219,204)
Financing Activities
Issuance of debt	1,345,020	100,020	600,000
Issuance of common stock	55,310	-	-
Cash provided by financing activities	1,400,330	100,020	600,000

Effect of exchange rate on cash	(32,255)	567	3,240
Cash Increase (Decrease) During the Period	7,887	(5)	113,132
Cash, Beginning of Period	-	7,868	1,563
Cash and Equivalent, End of Period	7,887	7,887	117,935

SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the 12 months ended January 31, 2010 and 2009.

The accompanying notes are an integral part of these financial statement.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to January 31, 2010	Page 1 of 7

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Common stock issued to founders for cash ($0.001 per share)	54,080,000	$ 54,080	$	$	$ (47,320)	$ 6,760

Common stock issued for cash ($0.05 per share)	7,836,000	7,836	47,995	(425)	(6,856)	48,550

- net loss for the year	-	-	-	-	(5,577)	(5,577)

Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733
						-
Balance, January 31, 2005	61,916,000	$61,916	$47,995	$(425)	$(59,753)	$49,733

Subscription receivable cancelled	-	-	-	425	-	425

- net loss for the year	-	-	-	-	(48,916)	(48,916)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2010	Page 2 of 7

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 31, 2006	61,916,000	$61,916	$47,995	$-	$(108,669)	$1,242

Common stock issued for mineral rights on April 20, 2006 at $.01	2,500,000	2,500	4,347,500	-	-	4,350,000

Common stock cancelled April 24, 2006	(12,600,000)	(12,600)	12,600	-	-	-

Net loss for the period					(4,749,636)	(4,749,636)

Balance, January 31, 2007	51,816,000	$51,816	$4,408,095	$-	$(4,858,305)	$(398,394)

Balance, January 31, 2007

Common stock issued for services to officers, directors and consultants on September 25, 2007 at $.12	3,500,000	3,500	416,500	-	-	420,000

Common stock issued for legal fees on September 25, 2007 at $.12	500,000	500	59,500	-	-	60,000

Common stock issued for legal services on January 15, 2008 at $.095	1,090,909	1,090	102,546	-	-	103,636

Common stock issued for services on January 15, 2008 At $.095	200,000	200	18,800	-	-	19,000

Net loss for the period	--	-	-	-	(833,424)	(833,424)

Balance, January 31, 2008	57,106,909	$57,106	$5,005,441	$-	$(5,691,729)	$(629,182)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 3 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Balance, January 31, 2008	57,106,909	57,106	5,005,441	-	(5,691,729)	(629,182)

Common stock issued for legal services April 21, 2008 @ $.055	1,450,000	1,450	78,300	-	-	79,750

Common stock issued for conversion of debt April 24, 2008 @ $.048	2,500,000	2,500	117,500	-	-	120,000

Common stock issued for conversion of debt May 9, 2008 @ $.05	3,333,333	3,333	163,334	-	-	166,667

Common stock issued for conversion of debt May 20, 2008 @ $.04	4,166,666	4,167	162,500	-	-	166,667

Common stock issued for conversion of debt May2 9, 2008 @ $.03	3,888,888	3,889	112,778	-	-	116,667

Common stock issued for conversion of debt June 9, 2008 @ $.03	3,888,888	3,889	112,778	-	-	116,667

Common stock issued for conversion of debt June 12, 2008 @ $.02	4,166,666	4,167	79,166	-	-	83,333

Common stock issued for conversion of debt June 13, 2008 @ $.007	4,166,666	4,167	25,000	-	-	29,167

Common stock issued for conversion of debt June 25, 2008 @ $.016	3,888,888	3,889	58,333	-	-	62,222

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 4 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt July 2, 2008 @ $.015	4,000,000	4,000	56,000	-		60,000
					-
Common stock issued for conversion of debt July 8, 2008 @ $.014	4,358,974	4,359	56,667	-	-	61,026

Common stock issued for conversion of debt July 14, 2008 @ $.012	4,444,444	4,444	48,889	-	-	53,333

Common stock issued for conversion of debt July 16, 2008 @ $.011	4,358,974	4,359	43,590	-	-	47,949

Common stock issued for conversion of debt July 18, 2008 @ $.011	5,000,000	5,000	50,000	-	-	55,000

Common stock issued for conversion of debt July 24, 2008 @ $.011	4,848,898	4,849	48,488	-	-	53,337

Common stock issued for conversion of debt August 1, 2008 @ $.01	5,263,158	5,263	47,369	-	-	52,632

Common stock issued for conversion of debt August 14, 2008 @ $.01	5,555,555	5,556	50,000	-	-	55,556

Common stock issued for conversion of debt September 3, 2008 @ $.006	6,000,000	6,000	30,000	-	-	36,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 5 of7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt September 30, 2008 @ $.0055	6,666,666	6,667	30,000	-	-	36,667

Common stock issued for conversion of debt September 9, 2008 @ $.007	6,000,000	6,000	36,000	-	-	42,000

Common stock issued for conversion of debt October 2, 2008 @ $.006	6,666,666	6,667	33,333	-	-	40,000

Common stock issued for conversion of debt October 6, 2008 @ $.005	7,333,333	7,333	29,334	-	-	36,667

Common stock issued for conversion of debt October 7, 2008 @ $.005	8,000,000	8,000	32,000	-	-	40,000

Common stock issued for conversion of debt October 9, 2008 @ $.005	8,666,666	8,667	34,656	-	-	43,323

Common stock issued for conversion of debt October 13, 2008 @ $.0035	8,571,429	8,571	21,429	-	-	30,000

Common stock issued for conversion of debt October 15, 2008 @ $.0035	8,571,429	8,571	21,429	-	-	30,000

Common stock issued for conversion of debt October 16, 2008 @ $.0035	9,523,810	9,524	23,809	-	-	33,333

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 6 of7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt October 17, 2008 @ $.0035	9,523,810	9,524	23,809	-	-	33,333

Common stock issued for conversion of debt October 20, 2008 @ $.0035	10,476,190	10,476	26,191	--	-	36,667

Common stock issued for conversion of debt October 23, 2008 @ $.0035	10,476,190	10,476	26,191	-	-	36,667

Common stock issued for conversion of debt October 29, 2008 @ $.0025	12,000,000	12,000	18,000	-	-	30,000

Common stock issued for conversion of debt October 30, 2008 @ $.0025	12,328,717	12,329	18,254	-	-	30,583

Common stock issued for conversion of debt November 4, 2008 @ $.0025	13,698,630	13,699	20,548	-	-	34,247

Common stock issued for conversion of debt November 10, 2008 @ $.0024	13,698,630	13,699	19,178	-	-	32,877

Common stock issued for conversion of debt November 17, 2008 @ $.0024	13,698,630	13,699	19,178	-	-	32,877

Common stock issued for conversion of debt November 25, 2008 @ $.0015	13,333,333	13,333	6,667	-	-	20,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 7 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt December 10, 2008 @ $.0014	13,333,333	13,333	5,334	-	-	18,667

Acquisition of Subsidiary	-	-	-	-	(115,750)	(115.750)

Loss for the period	-	-	-	-	(2,253,352)	(2,253,352)

Foreign currency adjustment	-	-	-	(32,822)	-	(32,822)

Balance, January 31, 2009	324,954,369	$324,955	$6,791,473	$(32,822)	$(8,060,831)	$(977,225)

Common stock issued	13,698,630	13,699	(13,699)			0

Common stock issued for conversion of debt March 13, 2009 @.00065	15,384,615	15,385	4,615			20,000

Common stock issued for conversion of debt April 6, 2009 @.00045	16,666,666	16,667	(1,667)			15,000

Common stock issued for conversion of debt April 15, 2009 @.00045	16,666,666	16,687	(1,667)			15,000

Common stock issued for conversion of debt April 22, 2009 @.00045	20,000,000	20,000	(2,000)			18,000

Common stock issued for conversion of debt May 8, 2009 @.00045	20,000,000	20,000	(2,000)			18,000

Common stock issued for conversion of debt May 12, 2009 @.00045	20,000,000	20,000	(2,000)			18,000

Common stock issued for conversion of debt May 13, 2009 @.00045	20,000,000	20,000	(2,000)			18,000

Common stock issued for conversion of debt May 14, 2009 @.0005	20,000,000	20,000	0			20,000

Common stock issued for conversion of debt May 15, 2009 @.0006	20,000,000	20,000	4,000			24,000

Common stock issued for conversion of debt May 19, 2009 @.00045	20,000,000	20,000	(2,000)			18,000

Common stock issued for conversion of debt May 20, 2009 @.0005	20,000,000	20,000				20,000

Reverse stock transaction of 1 share for 200 shares on Sept. 22, 2009	(544,702,576	(531,004)	531,004	-	-

Correction of additional issuance of stock from	68,495	69	27,329

December 19, 2008	-	-	-	-

Loss for the period	-	-	-	-	(600,318)	(600,318)

Balance, January 31, 2010	2,736,495	2,736	$7,345,089	$(32,255)	$(8,661,152)	$(1,345,582)

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $846,715 for the period from September 23, 2004 to January 31, 2010 and negative working capital of $1,488,863 at January 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is seeking to obtain additional financing or private placement to fund the Company’s operations.

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

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2010, the Company had capitalized $113,420 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2010 and 2009, there were no dilutive securities outstanding. The Company has a $598,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

4)

Minera has paid $240,000,000 COP (approximately $150,000 US) through December 2008 of the $320,000,000 COP (approximately $200,000 US). During the month of December 2008 Minera personnel were met at the site by Colombian rebels that demanded a war tax. The Company immediately stopped its development efforts and reported the activity to the authorities. A force majure clause in the contract allows Minera to cease operations until the cause that activates this clause is resolved.

4.	Related Party

Effective September 1, 2009 we entered into new 3 year management agreements with two directors and officers of the company for $10,000 per month and $9,000 per month to provide financial services one year. Each contract calls for annual renewals at the same rate if not modified. The contract call for each officer to receive options to acquire 33,000,000 million shares of common stock exercisable evenly over three years. The contract also calls for the issuance of 500,000 and 300,000 shares of preferred stock to the two officers. As of January 31, 2010 the preferred stock nor the options have been issued.

TAO MINERALS LTD. and Subsidiary

(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

The management agreement with Julio De Leon for $9,000 a month was terminated in mid-July, 2009.

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

As of January 31, 2010 the Company has payables to related parties and their affiliates of $365,000.

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

In June 2008 the company entered into a short term note payable due in July 31, 2008 at an interest rate of 8%. The Company was not able to repay the note on July 31, 2008 and it converted to a demand note. $102,000 of the note was converted into stock. The shares received were 208,717,947 . The Company is currently negotiating with the principal to extend the maturity of the note. The following table details the Company’s obligations.

Galleon/Outboard provided an additional $50,000 of funding during the fiscal year end January 31, 2010. In addition the entity agreed to reduce its note payable by $27,398 in lieu of the mistakenly issued stock on December 19, 2009. The stock price was .002 a share on the date of issuance. The number of shares issued were 13,698,999 which was reduced to 68,495 shares after the reverse stock conversion of 2001 to 1.

The balance due to Galleon/Outboard is $420,622.

A note to John C. Lama dated December 2, 2009 for $50,000 due in 60 months. The note can be converted at that time to stock with the conversion price being the lesser of 6 cents or 60 (sixty) percent of the closing bid price for the ten trading days preceding.

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

TAO MINERALS LTD. and Subsidiary

(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

On April 10, 2006 we issued the 2,500,000 common shares for the acquisition of an option to acquire mining rights in Colombia. The shares were recorded at $4,350,000. (see correction of an error footnote 8)

During fiscal year end January 31, 2010, the Company had converted 208,717,947 shares for debt.

On September 22, 2009, the Company had a 200-for-1 stock reversion, converting the 533,672,400 shares to 2,668,362 shares.

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

As of January 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,683,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$8,480,000	$7,891,000
Gross deferred tax assets	2,883,000	2,683,000
Less: valuation allowance	(2,883,000)	(2,683,000)
Net deferred tax asset	$--	$--

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2010	2009
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

8.	Error Correction and Impairment

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

Impairment Charges

During the year ended January 31, 2010 the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

Error correction for incorrect issuance of stock

On December 19, 2008 the transfer agent issued 13,698,999 shares to Outboard marine in excess of their principal. Outboard Marine has agreed to pay for these shares. The stock price on December 19, 2008 was .002 cents per share or $27,398 which has been accrued as a receivable. The stock had a reverse split of 1 for 200 since the issuance so the number of shares involved in the transaction is 68,495 with $68.50 being allocated to common stock and $27,329.50 to additional paid in capital.

10.	Subsequent Event

On February 25, 2010 the Board of Directors agreed to convert the outstanding payable to James Sikora and Minera Primecap Resources. Mr. Sikora will convert $339,000 of payable for 4,237,500 shares of stock at a per share price of 8 (eight) cents. Minera will receive 1,181,250 shares for its $94,500 of outstanding payable. The per share price for the stock was 8 (eight) cents.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.    Controls and Procedures

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

As of January 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2010, our internal control over financial reporting is. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Sikora	President & Director	51	February 1, 2006
Julio C. Calle	Chief Financial Officer	44	July 13, 2009
Duncan Bain	Director	55	March 5, 2006
Walter (Terry) Plummer	Director	70	March 14, 2006

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

Julio C. Calle, Chief Financial Officer

Mr. Calle was appointed chief financial officer on July 13, 2009.

From June 2008 to present, Julio Calle has been the president of Sell Tech International, a private technology sales company engaged in the business of exporting and importing electronics from the United States and China to South America. From 1996 to June 2008, Mr. Calle was the Chief, Office of Sustainable Environment and Education Division (OSEE) of the Department of Environmental Resources Management for Miami-Dade County in Miami, Florida. In the position of Chief, Mr. Calle was responsible for directing all of the programs of the Office of Sustainable Environment and Education Division including Business Assessments and Outreach, Communications and Media Relations, Environmental Education, Community Sustainable Development, Urban Restoration, Special Events and Safety and Training. Mr. CAlle received his Bachelor of Science from St. Thomas University, a Master of Business Administration and a Master of Science, Industrial Engineering from the University of Miami. Mr. Calle

Duncan Bain, Director

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended January 31, 2010 have been in compliance with Section 16(a), with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
James Sikora	1(1)	1(1)	1(1)
Julio De Leon	Nil	Nil	Nil
Duncan Bain	Nil	Nil	Nil
Walter (Terry) Plummer	1(1)	1(1)	1(1)

(1)	The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective May 11, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tao Minerals Ltd., Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin, Colombia.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that Julio C. Calle qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Sikora(1) President	2010 2009	120,000 116,000	Nil Nil	100,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	220,000 116,000
Julio C. Calle(2) Chief Financial Officer	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Julio De Leon(3) Former Chief Financial Officer	2010 2009	49,500 101,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	49,500 101,000

(1)	Mr. Sikora was appointed president on March 5, 2006.

(2)	Mr. Calle was appointed Chief Financial Officer on July 13, 2009.

(3)	Mr. De Leon was appointed Chief Financial Officer on September 1, 2006 and resigned on July 13, 2009

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

Stock Option Grants to our Named Executive Officers

As at January 31, 2010, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended January 31, 2010 or 2009.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of January 31, 2010 or 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended January 31, 2010 or 2009.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 11, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Sikora Officina 301 Edeficio El Crusero Carrera 48, 12 Sur - 148 Medellin, Colombia	5,433,750 Common(2)	22.49%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	5,000 Common	.0206%
Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada V2R 4W7	2,500 Common	.0103%
Julio C. Calle Officina 301 Edeficio El Crusero Carrera 48, 12 Sur - 148 Medellin, Colombia	Nil	0%
Directors and Executive Officers as a Group	5,441,250 Common	22.52%
Boston Financial Partners Inc. 8 Essex Centre Drive Peabody MA 01960	2,500,000 Common	10.34%
Everest Ltd. 1 Chancery Court Provincales Turks & Caicos Islands	2,000,000 Common	8.28%
Coleman Flaherty 14 Presidents Road Hingham MA 02042	2,500,000 Common	10.34%
Joseph Lukeman 58 Kristen Way Bristol New Hampshire 03222	2,500,000 Common	10.34%
James Murphy 124 Pennis Road Lower Bright Provinciales Turks & Caicos Island	2,000,000 Common	8.28%
Strategic Partners Consulting LLC 2 Ledgeview Way Plymouth New Hampshire 03264	2,500,000 Common	10.34%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 11, 2010. As of May 11, 2010, there were 24,155,599 shares of our company’s common stock issued and outstanding.

(2)	Includes 1,181,250 shares of common stock held in the name of Minera Primecap Resources S.A. for which James Sikora holds dispositive control.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of James Sikora, Duncan Bain and Walter (Terry) Plummer. We have determined that Duncan Bain and Walter (Terry) Plummer are each an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2010 and for fiscal year ended January 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31
	2010 ($)	2009 ($)
Audit Fees	13,400	13,500
Audit Related Fees	6,250	4,000
Tax Fees	Nil	17,500
All Other Fees	Nil	Nil
Total	19,650	17,500

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).

10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).

Exhibit Number	Description

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Sikora.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Julio C. Calle.

*filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

Date: May 18, 2010	/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2010	/s/ Julio C. Calle
Julio C. Calle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ James Sikora	Director	May 18, 2010
James Sikora

/s/ Duncan Bain	Director	May 18, 2010
Duncan Bain

/s/ Walter (Terry) Plummer	Director	May 18, 2010
Walter (Terry) Plummer