Form 10-K/A
period 2010-01-31
Tao Minerals Ltd.
filed 2010-08-13
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Effective September 21, 2009, we effected a 200 for one (1) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 552,000,000 shares of common stock with a par value of $0.001 to 2,760,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 547,370,946 shares of common stock to 2,736,857 shares of common stock.

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

Subsidiaries

We have a majority owned subsidiary Minera Tao S.A.

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

We had cash in the amount of $ 7,865 and a working capital deficit of $ 1,454,580 as at our year ended January 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2010 was $ 616,040 . We have incurred losses for the year ended January 31, 2010 of $ 506,945 . We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our operating results for the years ended January 31, 2010 and 2009 are summarized as follows:

		Year Ended
		January 31
		2010		2009

Revenue	$	Nil	$	Nil
Total Operating Expenses		$405,212		$785,772
Other Income (Expenses)		$(210,828)		$(1,467,500)
Net Loss		$(616,040)		$(2,253,352)

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

Liquidity and Financial Condition

As of January 31, 2010, our total current assets were $43,985 and our total current liabilities were $1,498,565 and we had a working capital deficit of $1,454,580. Our financial statements report a net loss of $616,040 for the year ended January 31, 2010, and a net loss of $8,506,945 for the period from September 23, 2004 (date of inception) to January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at
	January 31,
	2010	2009

Net Cash Used by Operating Activities	$(81,539)	$(341,428)
Net Cash Used by Investing Activities	$(19,051)	$(244,425)
Net Cash Provided by Financing Activities	$100,020	$625,000
Increase In Cash During The Period	$(3)	$6,305

We had cash in the amount of $7,865 as of January 31, 2010 as compared to $7,868 as of January 31, 2009. We had a working capital deficit of $1,454,580 as of January 31, 2010 compared to working capital deficit of $1,110,598 as of January 31, 2009.

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
Medellin, Columbia

     I have audited the accompanying consolidated balance sheets of TAO MINERALS, LTD, and Subsidiary (an Exploration Stage Company) as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended January 31, 2010. TAO MINERALS,LTD’S management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD, and Subsidiary (an Exploration Stage Company) as of January 31, 2010, and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Larry Wolfe
Larry Wolfe
Miami, Florida	Certified Public Accountant
July 27, 2010

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	January 31
	2010	2009

ASSETS
Current
Cash	$7,865	$7,868
Prepaids	36,120	46,611
Total current assets	43,985	54,479

Property and Equipment	19,370	16,820

Mineral Properties
Mineral Rights	129,921	113,420
Total Mineral Properties	129,921	113,420

Total assets	$193,276	$184,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$632,023	$241,057
Note Payable	420,622	500,000
Derivative liability	233,008	177,374
Stock issuance liability	92,100	92,100
Other accrued liabilities	120,812	154,546
Total current liabilities	1,498,565	1,165,077
Note payable long term	66,092	6,883
Total liabilities	1,564,657	1,171,960

STOCKHOLDERS’ DEFICIT
Capital Stock

Preferred stock: $0.001 par Value, 100,000,000 shares authorized None issued and outstanding:	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized issued and outstanding: 2,736,857 and 1,624,772 shares of at January 31, 2010 and January 31, 2009	2,738	1,625
Additional paid-in capital	7,345,090	7,114,803
Accumulated other comprehensive loss	(32,255)	(32,822)
Deficit accumulated during exploration stage	(8,676,871)	(8,060,831)
Total TAO stockholders’ deficit	(1,361,298)	(977,225)

Noncontrolling interest	(10,083)	(10,016)
Total deficit	(1,371,381)	(987,241)
Total liabilities and deficit	$193,276	$184,719

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations

	From Inception Date	For the 12 Months
	of September 23, 2004	Ended January 31
	to Period Ended
	January 31, 2010	2010	2009
	(Unaudited)
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	241,768	24,550	13,420
Director fees	120,000	-	-
Consulting fees	1,094,350	269,500	217,000
Legal fees	286,931	12,548	95,936
General and administrative	264,369	98,614	109,416
Impairment charge	4,700,000		350,000
Total Operating expenses	6,830,068	405,212	785,772
Loss from operations	(6,830,068)	(405,212)	(785,772)
OTHER INCOME (EXPENSE)
Derivative expense	(133,008)	(55,634)	(77,374)
Loss on settlement of debt	(1,456,151)	(102,000)	(1,354,151)
Interest expense	(89,829)	(53,502)	(36,327)
Other loss, net	(1,067)	226	(1,293)
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(1,678,524)	(210,910)	(1,469,145)
Net loss for the Period	(8,508,592)	(616,122)	(2,254,917)
Less: net loss attributable to noncontrolling interest	1,647	82	1,565
Net loss attributable to TAO common shareholders’	$(8,506,945)	$(616,040)	$(2,253,352)

(LOSS ) PER SHARE – BASIC		$(.26)	$(3.01)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		2,398,502	748,766

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	From Inception Date	For the 12 Months	For the 12 Months
	of September 23,	Ended	Ended
	2004 to Period Ended	January 31, 2010	January 31, 2009
	January 31, 2010
	(unaudited)
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(8,506,945)	$(616,040)	$(2,253,352)
Stock issued for services	682,386		79,750
Loss on settlement of debt	1,456,151	102,000	1,354,151
Impairment charges	4,700,000		350,000
Minority interest in loss	(11,648)	(67)	(11,581)
Changes in non-cash working capital items
Prepaids	(36,120)	10,491	(37,111)
Discount on Note payable	(108,908)	9,209	(118,117)
Deferred charges	-	-
Accounts payable and accrued	745,362	357,234	117,458
Derivative liability	233,008	55,634	177,374
Cash used by operations	(846,714)	(81,539)	(341,428)
Investing Activities
Acquisition of subsidiary	(114,185)	-	(114,185)
Purchase of fixed assets	(19,370)	(2,550)	(16,820)
Purchase of mineral rights	(379,941)	(16,501)	(113,420)
Cash used by investing activities	(513,496)	(19,051)	(244,425)
Financing Activities
Issuance of debt	1,345,020	100,020	625,000
Issuance of common stock	55,310	-	-
Cash provided by financing activities	1,400,330	100,020	625,000

Effect of exchange rate on cash	(32,255)	567	(32,822)
Cash Increase (Decrease) During the Period	7,865	(3)	6,305
Cash, Beginning of Period	-	7,868	1,563
Cash and Equivalent, End of Period	7,865	7,865	7,868

SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the 12 months ended January 31, 2010 and 2009.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the periods September 23, 2004 (Inception) to January 31, 2010	Page 1 of 7

						Accumulated	Total
			Additional			Deficit During	Stock-
	Common stock		paid-in		Subscription	Exploration	holders'
	Shares	Amount	capital		Receivable	Stage	(deficiency)

Common stock issued to founders for cash ($0.20 per share)	270.400	$270	$53,810	$		$(47,320)	$6,760
Common stock issued for cash ($1.43 per share)	39,180	39	55,792		(425)	(6,856)	48,550
- net loss for the year	-	-	-		-	(5,577)	(5,577)

Balance, January 31, 2005	309,580	$309	$109,602		$(425)	$(59,753)	$49,733
							-
Balance, January 31, 2005	309,580	$309	$109,602		$(425)	$(59,753)	$49,733
Subscription receivable cancelled	-	-	-		425	-	425
- net loss for the year	-	-	-		-	(48,916)	(48,916)

Balance, January 31, 2006	309,580	$309	$109,602		$-	$(108,669)	$1,242

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary

(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period September 23, 2004 (Inception) to January 31, 2010	Page 2 of 7

					Accumulated	Total
			Additional		Deficit During	Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)
Balance, January 31, 2006	309,580	$309	$109,602	$-	$(108,669)	$1,242
Common stock issued for mineral rights on April 20, 2006 at $.348	12,500	13	4,349,987	-	-	4,350,000
Common stock cancelled April 24, 2006	(63,000)	(63)	63	-	-	-
Net loss for the period					(4,749,636)	(4,749,636)

Balance, January 31, 2007	259,080	$259	$4,459,652	$-	$(4,858,305)	$(398,394)
Balance, January 31, 2007
Common stock issued for services to officers, directors and consultants on September 25, 2007 at $24	17,500	18	419,982	-	-	420,000
Common stock issued for legal fees on September 25, 2007 at $24	2,500	3	59,997	-	-	60,000
Common stock issued for legal services on January 15, 2008 at $19	5,455	5	103,631	-	-	103,636
Common stock issued for services on January 15, 2008 At $19	1,000	1	18,999	-	-	19,000
Net loss for the period	--	-	-	-	(833,424)	(833,424)

Balance, January 31, 2008	285,535	$286	$5,062,261 $	-	$(5,691,729)	$(629,182)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 3 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration Stage	Stockholder’s
	Shares	Amount	Capital	Adjustment		Equity

Balance, January 31, 2008	285,535	286	5,062,261	-	(5,691,729)	(629,182)

Common stock issued for legal services April 21, 2008 @ $11	7,250	7	79,743	-	-	79,750

Common stock issued for conversion of debt April 24, 2008 @ $9.60	12,500	13	119,987	-	-	120,000

Common stock issued for conversion of debt May 9, 2008 @ $10	16,667	17	166,650	-	-	166,667

Common stock issued for conversion of debt May 20, 2008 @ $8	20,833	21	166,646	-	-	166,667

Common stock issued for conversion of debt May2 9, 2008 @ $6	19,444	19	116,648	-	-	116,667

Common stock issued for conversion of debt June 9, 2008 @ $6	19,444	19	116,648	-	-	116,667

Common stock issued for conversion of debt June 12, 2008 @4	20,833	21	83,312	-	-	83,333

Common stock issued for conversion of debt June 13, 2008 @ $1.40	20,833	21	29,146	-	-	29,167

Common stock issued for conversion of debt June 25, 2008 @ $3.20	19,444	19	62,203	-	-	62,222

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 4 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration Stage	Stockholder’s
	Shares	Amount	Capital	Adjustment		Equity

Common stock issued for conversion of debt July 2, 2008 @ $3	20,000	20	59,980	-		60,000
					-
Common stock issued for conversion of debt July 8, 2008 @ $2.80	21,795	22	61,004	-	-	61,026

Common stock issued for conversion of debt July 14, 2008 @ $2.40	22,222	22	53,311	-	-	53,333

Common stock issued for conversion of debt July 16, 2008 @ $2.20	21,795	22	47,927	-	-	47,949

Common stock issued for conversion of debt July 18, 2008 @ $2.20	25,000	25	54,975	-	-	55,000

Common stock issued for conversion of debt July 24, 2008 @ $2.20	24,244	24	53,313	-	-	53,337

Common stock issued for conversion of debt August 1, 2008 @ $2	26,316	26	52,606	-	-	52,632

Common stock issued for conversion of debt August 14, 2008 @ $2	27,778	28	55,528	-	-	55,556

Common stock issued for conversion of debt September 3, 2008 @ $1.20	30,000	30	35,970	-	-	36,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 5 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	Equity

Common stock issued for conversion of debt September 30, 2008 @ $1.10	33,333	33	36,634	-	-	36,667

Common stock issued for conversion of debt September 9, 2008 @ $1.40	30,000	30	41,970	-	-	42,000

Common stock issued for conversion of debt October 2, 2008 @ $1.20	33,333	33	39,967	-	-	40,000

Common stock issued for conversion of debt October 6, 2008 @ $1	36,667	37	36,630	-	-	36,667

Common stock issued for conversion of debt October 7, 2008 @ $1	40,000	40	39,960	-	-	40,000

Common stock issued for conversion of debt October 9, 2008 @ $1	43,333	43	43,280	-	-	43,323

Common stock issued for conversion of debt October 13, 2008 @ $.70	42,857	43	29,957	-	-	30,000

Common stock issued for conversion of debt October 15, 2008 @ $.70	42,857	43	29,957	-	-	30,000

Common stock issued for conversion of debt October 16, 2008 @ $.70	47,619	48	33,285	-	-	33,333

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 6 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration Stage	Stockholder’s
	Shares	Amount	Capital	Adjustment		Equity

Common stock issued for conversion of debt October 17, 2008 @ $.70	47,619	48	33,285	-	-	33,333

Common stock issued for conversion of debt October 20, 2008 @ $.70	52,381	52	36,615	--	-	36,667

Common stock issued for conversion of debt October 23, 2008 @ $.70	52,381	52	36,615	-	-	36,667

Common stock issued for conversion of debt October 29, 2008 @ $.50	60,000	60	29,940	-	-	30,000

Common stock issued for conversion of debt October 30, 2008 @ $.50	61,644	62	30,521	-	-	30,583

Common stock issued for conversion of debt November 4, 2008 @ $.50	68,493	68	34,179	-	-	34,247

Common stock issued for conversion of debt November 10, 2008 @ $.48	68,493	68	32,809	-	-	32,877

Common stock issued for conversion of debt November 17, 2008 @ $.48	68,493	68	32,809	-	-	32,877

Common stock issued for conversion of debt November 25, 2008 @ $.30	66,667	67	19,933	-	-	20,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS, LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from September 23, 2004 (inception) to January 31, 2010	Page 7 of 7

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration Stage	Stockholder’s
	Shares	Amount	Capital	Adjustment		Equity

Common stock issued for conversion of debt December 10, 2008 @ $.28	66,667	67	18,600	-	-	18,667

Acquisition of Subsidiary	-	-	-	-	(115,750)	(115.750)

Loss for the period	-	-	-	-	(2,253,352)	(2,253,352)

Foreign currency adjustment	-	-	-	(32,822)	-	(32,822)

Balance, January 31, 2009	1,624,772	1,624	7,114,804	$(32,822)	$(8,060,831)	$(977,225)

Common stock issued for conversion of debt March 13, 2009 @.26	76,923	77	19,923			20,000

Common stock issued for conversion of debt April 6, 2009 @.18	83,333	83	14,917			15,000

Common stock issued for conversion of debt April 15, 2009 @.18	83,333	83	14,917			15,000

Common stock issued for conversion of debt April 22, 2009 @.18	100,000	100	17,900			18,000

Common stock issued for conversion of debt May 8, 2009 @.18	100,000	100	17,900			18,000

Common stock issued for conversion of debt May 12, 2009 @.18	100,000	100	17,900			18,000

Common stock issued for conversion of debt May 13, 2009 @.18	100,000	100	17,900			18,000

Common stock issued for conversion of debt May 14, 2009 @.20	100,000	100	19,900			20,000

Common stock issued for conversion of debt May 15, 2009 @.24	100,000	100	23,900			24,000

Common stock issued for conversion of debt May 19, 2009 @.18	100,000	100	17,900			18,000

Common stock issued for conversion of debt May 20, 2009 @.20	100,000	100	19,900			20,000

Common Stock issued for note payable January 31, 2010 @$.40	68,496	71	27,329			27,400

Foreign currency adjustment				567		567
Loss for the period	-	-	-	-	(616,040)	(616,040)

Balance, January 31, 2010	2,736,857	2,738	$7,345,090	$(32,255)	$(8,676,871)	$(1,361,298)

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
- 37 -

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flow from operations of $846,714 for the period from September 23, 2004 to January 31, 2010 and negative working capital of $1,454,580 at January 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is seeking to obtain additional financing or private placement to fund the Company’s operations.

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

Consolidation Policy

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

Concentrations

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. The company’s assets and operations are concentrated in the country of Colombia, South America.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
- 38 -

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2010, the Company had capitalized $129,921 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Foreign Currency Translation

The accounts of the Company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ deficit.

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

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2010 and 2009, there were no dilutive securities outstanding. The Company has a $175,000 convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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
- 39 -

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
- 40 -

The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of US $150,000, payable on or before March 15, 2006 and upon execution of the Definitive Agreement; (extended to April 15, 2006 and paid on April 13, 2006) and the issuance of 2,500,000 common shares in the capital stock of the company, subject to applicable trading restrictions, to Nueva California which will be issued either contemporaneous with the payment of US$150,000 or within 14 days of the execution of a Definitive Agreement, whichever is the earlier. On April 10, 2006 we issued the 2,500,000 common shares In addition, we will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

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
- 41 -

3)	A royalty of 40% of net production until $1,100,000,000 COP (approximately $687,500 US) has been paid.

When 80% of item 3 has been reached ADC will pass legal title of the concession to Minera and will receive a 20% net royalty as long as the concession is maintained.

4)

Minera has paid $240,000,000 COP (approximately $150,000 US) through December 2008 of the $320,000,000 COP (approximately $200,000 US). During the month of December 2008 Minera personnel were met at the site by Colombian rebels that demanded a war tax. The Company immediately stopped its development efforts and reported the activity to the authorities. A force majeure clause in the contract allows Minera to cease operations until the cause that activates this clause is resolved.

4.	Related Party Transactions

Effective September 1, 2008 we entered into new 3 year management agreements with two directors and officers of the company for $10,000 per month and $9,000 per month to provide financial services one year. Each contract calls for annual renewals at the same rate if not modified. The contract call for each officer to receive options to acquire 33,000,000 million shares of common stock exercisable evenly over three years. The contract also calls for the issuance of 500,000 and 300,000 shares of preferred stock to the two officers. As of January 31, 2010 the preferred stock nor the options have been issued.

The management agreement with Julio De Leon for $9,000 a month was terminated in mid-July, 2009.

The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

Director’s fees incurred for the year ended January 31, 2010 amounted to $120,000.

Management fees incurred for the year ended January 31, 2010 totalled $87,000 to a company that the president has an ownership interest in.

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

In June 2008 the company entered into a short term note in the amount of $500,000 due July 31, 2008 bearing interest at 8%. The Company was not able to repay the note and it converted to a demand note. During the fiscal year end January 31, 2010, $102,000 of the note was converted into 1,043,590 shares of common stock resulting in the conversion loss of $102,000. See note 9e for subsequent event with respect to these notes. On December 19, 2008, the Note Holder received a duplicate 68,495 shares in error. The Note Holder and the Company agreed during the year end January 31, 2010 to reduce the amount due to the Note Holder by the Market Value of the shares on December 19, 2008 ($27,398).

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
- 42 -

During the fiscal year ended January 31, 2010, the Company borrowed $50,020 of which $25,020 is owed to its President. The loans are unsecured, due on demand and bear no interest.

On December 2, 2009, the Company entered into a convertible loan agreement for $50,000, due in 60 months, bearing 10 percent interest. The Lender at any time, may convert the loan into common stock of the company at the lesser of 6 (six) cents per share or 60 (sixty) percent of the closing bid price for the 10 trading days preceding the conversion.

The following details the obligations of the company:

	2010	2009
Note payable, demand, 8%	$370,602	$500,000
Note Payable, 10% due April 2010	125,000	125,000
Discount on notes payable	(108,908)	(118,117)
Net	16,092	6,883
Note Payable, 10% due Dec. 2, 2014	$50,000	----
Demand loans, unsecured, no interest	$50,020	-----
Total	486,714	506,883
Short term	420,622	500,000
Long term	66,092	6,883

6.	Common Stock

On April 10, 2006 the Company entered into a private placement subscription agreement to sell 1,000,000 shares of stock with a non detachable warrant to acquire 1 share of common stock for a $1.25. As of January 31, 2008, the Company has received $620,000 for which common stock has not been issued to the subscriber. The note was retired prior to January 31, 2009 by the issuance of 1,331,537 shares of common stock at various prices.On April 21, 2006 a director of the Company contributed 88,000 shares of which the director distributed 25,000 shares to 4 directors and the remaining 63,000 shares were cancelled. The conversions resulted in a $1,354,151 loss on the settlement of the $620,000 liability.

On April 10, 2006 we issued the 12,500 common shares for the acquisition of an option to acquire mining rights in Colombia. The shares were recorded at $4,350,000.

During fiscal year end January 31, 2010, the Company had converted 1,043,590 shares for debt.

Effective September 21, 2009, the Company affected a 200 for 1 share consolidation of its authorized and issued common stock. The authorized capital decreased from 552,000,000 shares of common stock with a par value of $.001 to 2,760,000 shares of common stock with a par value of $.001 and our issued and outstanding decreased from 547,371,400 shares of common stock to 2,736,857 shares of common stock. Subsequently, on January 29, 2010 the Company increased its authorized common shares to 1,000,000,000. The financial statements and notes have been adjusted to reflect the retroactive effect of the 200 for 1 share consolidation.

2007 Employee and Consultant Stock Plan S-8 Plan

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
- 43 -

On September 24, 2007, the Company registered 30,000 shares of common stock pursuant to its consultant and employee plan. The Company issued 20,000 shares under this plan to consultants, directors, and attorneys.

During fiscal 2007 the Company registered the 2008 Employee and consultant stock Plan registering 30,000 shares to be used for employees and consultants. Pursuant to such plan the Company issued 5,955 shares.

7.	Income Taxes

As of January 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,480,000 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$8,480,000	$7,891,000
Gross deferred tax assets	2,883,000	2,683,000
Less: valuation allowance	(2,883,000)	(2,683,000)
Net deferred tax asset	$--	$--

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2010	2009
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

The net change in the valuation allowance for fiscal year end 2010 is $200,000.

8.	Impairment

During the year ended January 31, 2009 the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

9.	Subsequent Event

Subsequent events were evaluated through July 10, 2010.

A.

On February 25, 2010 the Directors approved the issuance of 4,237,500 shares of the Company shares to James Sikora and 1,181,250 shares of the Company stock to Minera Primecap Resources, S.A in settlement of accounts payable in the amounts of $339,000 and $94,500 respectively, The per share price was $.08

B.

On April 23, 2010, the Directors agreed to issue 6,000,000 shares in settlement of a 42,600 payable owed to Investor Relations Corp and entered into Consulting Agreements (4) to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four (4) agreements amounted to 10,000,000 shares of the Company’s restricted common stock.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
- 44 -

C.	During May 2010, the Directors consented to a subscription of 999,000 shares at $.10 per share ($99,900) to three individuals in a private placement.

D.

On May 15, 2010, the Company signed an investor relations agreement to provide marketing , promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 of the Company’s stock and a monthly fee of $3,000.

E.

On May 20, 2010, the Directors approved settlement agreements with two of its lenders. From time to time each Lender may elect in its sole and absolute discretion to exchange all or a portion of the outstanding balance to common stock. Each Lender may convert the debt at a price per share equal to 50% of the lowest closing bid price of the Company’s common stock for the trailing 30 days.

F.

On June 2, 2010, the Company entered into a 12% convertible debenture in the amount of $150,000 due in 90 days. Both the Holder and the Company is entitled to convert it at any time, all or any part of the principal plus accrued interest into shares of the Company at a price per share equal to 50% of the average of the lowest closing bid prices of the Common Stock for the 30 trading days immediately prior to the notice of conversion.

G.	On June 7, 2010, the Company issued 2,000,000 shares pursuant to the conversion of a loan agreement in the amount of $50,000 plus accrued interest.

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

TAO MINERALS LTD.

Date: August 12 , 2010	/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12 , 2010	/s/ Julio C. Calle
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