Form 10-Q
period 2010-04-30
Tao Minerals Ltd.
filed 2010-09-30
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

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
61,488,263 common shares issued and outstanding as of September 29, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended April 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30	January 31
	2010	2010

ASSETS
Current
Cash	$9,326	$7,860
Prepaids	41,120	36,120
Total current assets	50,446	43,980

Property and Equipment	19,370	19,370

Mineral Properties
Mineral Rights	129,921	129,921
Total Mineral Properties	129,921	129,921

Total assets	$199,737	$193,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued expenses	$366,003	$616,301
Note Payable	498,119	470,622
Derivative liability	498,120	233,008
Stock issuance liability	92,100	92,100
Other accrued liabilities	120,812	120,812
Total current liabilities	1,575,154	1,532,843
Note payable long term	16,092	16,092
Total liabilities	1,591,246	1,548,935

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized None issued, allotted and outstanding:	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 8,155,607 and 2,736,857 shares issued and outstanding at April 30, 2010 and January 31, 2010	8,156	2,737
Additional paid-in capital	7,773,190	7,345,089
Accumulated other comprehensive loss	(32,340)	(32,255)
Deficit accumulated during exploration stage	(9,130,431)	(8,661,152)
Total TAO stockholders’ deficit	(1,381,425)	(1,345,581)
Noncontrolling interest	(10,083)	(10,083)
Total deficit	(1,391,508)	(1,355,664)
Total liabilities and deficit	$199,737	$193,271

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	From Inception Date	For the Three Months
	of September 23, 2004	Ended April 30
	to Period Ended April
	30, 2010	2010	2009
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	241,768	-	-
Director fees	120,000	-	-
Consulting fees	1,246,850	152,500	57,000
Legal fees	300,764	13,833	2,107
General and administrative	270,250	5,881	22,148
Impairment charge	4,700,000		-
LOSS FROM OPERATIONS	7,002,282	172,214	81,255
Total Operating Expenses	(7,002,282)	(172,214)	(81,255)
OTHER INCOME (EXPENSE)
Derivative expense	(398,120)	(265,112)	(7,808)
Loss on settlement of debt	(1,456,151)		(34,000)
Interest expense	(106,129)	(16,300)	(3,879)
Other loss, net	(1,067)		185
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(1,959,936)	(281,412)	(45,502)
Net loss for the Period	(8,962,218)	(453,626)	(126,757)
Less: net loss attributable to noncontrolling interest	1,647		67
Net loss attributable to TAO common shareholders’	$(8,960,571)	$(453,626)	$(126,690)

LOSS PER SHARE – BASIC		$0.08	$0.08
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		5,354,905	1,713,700

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date	For the Three	For the Three
	of September 23,	Months Ended	Months Ended
	2004 to Period Ended	April 30, 2010	April 30, 2009
	April 30, 2010
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(8,960,571)	$(453,626)	$(126,690)
Stock issued for services	682,386		-
Loss on settlement of debt	1,456,151		34,000
Impairment charges	4,700,000		-
Minority interest in loss	(11,648)		(67)
Changes in non-cash working capital items
Prepaids	(41,120)	(5,000)	8,358
Discount on Note payable	(108,908)
Deferred charges	-	-	-
Accounts payable and accrued	906,534	161,172	86,093
Derivative liability	498,120	265,112	7,808
Cash used by operations	(879,056)	(32,342)	9,164
Investing Activities
Acquisition of subsidiary	(114,189)	-	-
Purchase of fixed assets	(16,820)	-	-
Purchase of mineral rights	(379,941)		(2,279)
Cash used by investing activities	(513,496)		(2,279)
Financing Activities
Issuance of debt	1,378,820	33,800	-
Issuance of common stock	55,310		-
Cash provided by financing activities	1,434,310	33,800	-

Effect of exchange rate on cash	(32,255)		(338)
Cash Increase (Decrease) During the Period	9,323	1,458	6,885
Cash, Beginning of Period	-	7,865	7,868
Cash and Equivalent, End of Period	9,323	9,323	14,753

SUPPLEMENTAL CASH FLOWS INFORMATION

The Company did not pay cash for either interest or taxes for the three months ended April 30, 2010 and 2009.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $879,056 since inception and losses of $453,626 for the three month period ended April 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the three months ended April 30, 2010 and 2009, and for the period from September 23, 2004 (inception) to April 30, 2010, together with the balance sheet as of April 30, 2010 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at April 30, 2010 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform to the presentation of the financial statements ended April 30, 2009.

2.	Common Stock

The company authorized the issuance of 1 billions shares of stock. On March 18, 2010,

Jim Sikora converted $339,000 of accounts payable to 4,237,500 shares of stock and Minera Primecap converted $94,500 of accounts payable for 1,181,250 shares of stock.

3	Subsequent Event

A.

On April 23, 2010, the Directors agreed to issue 6,000,000 shares in settlement of a 42,600 payable owed to Investor Relations Corp and entered into Consulting Agreements (4) to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four (4) agreements amounted to 10,000,000 shares of the Company’s restricted common stock. As of Sept. 3, 2010 this has not been executed.

	B.	During May 2010, the Directors consented to a subscription of 999,000 shares at $.10 per share ($99,900) to three individuals in a private placement.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

C.

On May 15, 2010, the Company signed an investor relations agreement to provide marketing , promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 of the Company’s stock and a monthly fee of $3,000.

D.

On May 20, 2010, the Directors approved settlement agreements with two of its lenders. From time to time each Lender may elect in its sole and absolute discretion to exchange all or a portion of the outstanding balance to common stock. Each Lender may convert the debt at a price per share equal to 50% of the lowest closing bid price of the Company’s common stock for the trailing 30 days.

E.

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

F.	On June 7, 2010, the Company issued 2,000,000 shares pursuant to the conversion of a loan agreement in the amount of $50,000 plus accrued interest.

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

Results of Operations

Three Months Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended April 30, 2010 which are included herein.

Our operating results for the three months ended April 30, 2010, for the three months ended April 30, 2009 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
						Ended
		Three Months Ended		Three Months Ended		April 30, 2010
		April 30, 2010		April 30, 2009		and April 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Consulting fees		$152,500		$57,000		$95,500
Legal fees		$13,833		$2,107		$11,726
General and administrative		$5,881		$22,148		$(16,267)
Net Income (Loss)		$(453,626)		$(126,757)		$326,869

Our consolidated financial statements report a net loss of $453,626 for the three month period ended April 30, 2010 compared to a net loss of $126,690 for the three month period ended April 30, 2009. Our losses have increased primarily as a result of an increase in consulting fees.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of April 30, 2010, our current total assets were $50,446 and our total current liabilities were $1,575,154 and we had a working capital deficit of $1,524,708. Our financial statements report a net loss of $453,626 for the three month period ended April 30, 2010, and a net loss of $8,962,218 for the period from September 23, 2004 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		April 30,
		2010		2009

Net Cash (Used) Provided by Operating Activities		$(32,342)		$9,502
Net Cash Used In Investing Activities	$	Nil		$(2,279)
Net Cash Provided by Financing Activities		$33,800	$	Nil
Cash Increase (Decrease) In Cash During The Period		$1,458		$6,885

We had cash in the amount of $9,326 as of April 30, 2010 as compared to $14,753 as of April 30, 2009. We had a working capital deficit of $1,524,708 as of April 30, 2010 compared to working capital deficit of $1,169,873 as of April 30, 2009.

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

Item 4. Controls and Procedures.

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

As of April 30, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $9,326 and a working capital deficit of $1,524,708 as at our quarter ended April 30, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended April 30, 2010 was $8,962,218. We have incurred losses for the quarter ended April 30, 2010 of $453,626. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 4. [Removed and Reserved]

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

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: September 29, 2010