Form 10-Q
period 2010-07-31
Tao Minerals Ltd.
filed 2010-10-25
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from _________________ to _________________

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
76,916,834 common shares issued and outstanding as of October 22, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended July 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31	January 31
	2010	2010
ASSETS
Current
Cash	$72,103	$7,865
Prepaids	948,194	36,120
Total current assets	1,020,297	43,985

Property and Equipment	19,370	19,370

Mineral Properties
Mineral Rights	129,921	129,921
Total Mineral Properties	129,921	129,921

Total assets	$1,169,588	$193,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$327,441	$632,023
Note Payable	76,589	420,622
Derivative liability	886,762	233,008
Stock issuance liability	92,100	92,100
Other accrued liabilities	120,812	120,812
Total current liabilities	1,503,704	1,498,565
Note payable long term	0	66,092
Total liabilities	1,503,704	1,564,657

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized None issued, allotted and outstanding:	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized 31,270,740 and 2,736,857 issued and outstanding of at July 31, 2010 and January 31, 2010	31,271	2,738
Additional paid-in capital	10,623,219	7,345,090
Accumulated other comprehensive loss	(32,340)	(32,255)
Deficit accumulated during exploration stage	(10,946,183)	(8,676,871)
Total TAO stockholders’ deficit	(324,033)	(1,361,298)
Noncontrolling interest	(10,083)	(10,083)
Total deficit	(334,116)	(1,371,381)
Total liabilities and deficit	$1,169,588	$193,276

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	From Inception Date	For the Six Months
	of September 23, 2004	Ended July 31
	to Period Ended July
	31, 2010	2010	2009
OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	241,768		9,700
Director fees	120,000	-	-
Consulting fees	1,287,683	193,333	109,500
Legal fees	313,372	26,441	2,107
General and administrative	2,086,272	1,821,903	48,675
Impairment charge	4,700,000		-
LOSS FROM OPERATIONS	8,871,745	2,041,677	169,982
Total Operating Expenses	(8,871,745)	(2,041,677)	(169,982)
OTHER INCOME (EXPENSE)
Derivative expense	(309,879)	(176,871)	(5,881)
Loss on settlement of debt	(1,456,151)		(102,000)
Interest expense	(140,593)	(50,764)	(16,800)
Other loss, net	(1,067)		222
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(1,906,159)	(227,635)	(124,459)
Net loss for the Period	(10,777,904)	(2,269,312)	(294,441)
Less: net loss attributable to noncontrolling interest	1,647		81
Net loss attributable to TAO common shareholders’	$(10,776,257)	$(2,269,312)	$(294,360)

LOSS PER SHARE – BASIC		$0.14	$0.14

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC		16,095,455	2,142,650

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended July 31
	2010	2009
OPERATING EXPENSES
Exploration expenses	$-	$-
Professional fees	16,808	9,700
Director fees	-	-
Consulting fees	63,333	52,500
Legal fees
General and administrative	1,789,322	26,527
Impairment charge		-
LOSS FROM OPERATIONS	1,869,463	88,727
Total Operating Expenses	(1,869,463)	(88,727)
OTHER INCOME (EXPENSE)
Derivative expense	88,241	1,927
Loss on settlement of debt		(68,000)
Interest expense	(34,463)	(12,921)
Other loss, net		37
Foreign currency translation gain	-	-
TOTAL OTHER INCOME (EXPENSE)	53,778	(78,957)
Net loss for the Period	(1,815,685)	(167,684)
Less: net loss attributable to noncontrolling interest		14
Net loss attributable to TAO common shareholders’	$(1,815,685)	$(167,670)

LOSS PER SHARE – BASIC	$.07	$0.08

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC	26,485,771	2,142,650

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date	For the Six	For the Six
	of September 23,	Months Ended	Months Ended
	2004 to Period Ended	July 31, 2010	July 31, 2009
	July 31, 2010
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(10,776,257)	$(2,269,312)	$(294,360)
Stock issued for services	2,390,213	1,707,827
Loss on settlement of debt	1,456,151		102,000
Impairment charges	4,700,000		-
Minority interest in loss	(11,648)		(67)
Changes in non-cash working capital items
Prepaids	(96,021)	(59,901)	3,491
Discount on Note payable	(108,908)
Deferred charges	-	-
Accounts payable and accrued	874,280	128,918	146,495
Derivative liability	486,516	253,508	5,881
Cash used by operations	(1,085,674)	(238,960)	(36,560)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)		(2,550)
Purchase of mineral rights	(379,941)		(16,501)
Cash used by investing activities	(513,496)		(19,051)
Financing Activities
Issuance of debt	1,648,218	303,198	50,000
Issuance of common stock	55,310		-
Cash provided by financing activities	1,703,528	303,198	50,000

Effect of exchange rate on cash	(32,255)		541
Cash Increase (Decrease) During the Period	72,103	64,238	(5,070)
Cash, Beginning of Period	-	7,865	7,868
Cash and Equivalent, End of Period	72,103	72,103	2,798

SUPPLEMENTAL CASH FLOWS INFORMATION

Please see note #5 for additional supplemental cash flow information.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a cumulative negative cash flows from operations of $1,085,674 since inception and losses of $2,269,312 for the six month period ended July 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the six months ended July 31, 2010 and 2009, and for the period from September 23, 2004 (inception) to July 31, 2010, together with the balance sheet as of July 31, 2010 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 2010 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform to the presentation of the financial statements ended July 31, 2010.

2.	Common Stock

On February 25, 2010 the Directors approved the issuance of 4,237,500 shares of the Company shares to James Sikora and 1,181,250 shares of the Company stock to Minera Primecap Resources S.A. in settlement of accounts payable in the amounts of $339,000 and $94,500 respectively. The per share price was .08 cents.

On January 29, 2010, the Company increased its authorized common shares to 1 billion.

On June 15, 2010, a note holder converted a note in the amount of $50,000 and derivatives for 2,000,000 (two million) shares of the company’s stock.

On May 6, 2010, the Directors agreed to issue 6,000,000 shares in settlement of services and entered into Consulting Agreements (4) to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four (4) agreements amounted to 10,000,000 shares of the Company’s restricted common stock.

On May 20, 2010, the Directors approved settlement agreements with two of its lenders. From time to time each Lender may elect in its sole and absolute discretion to exchange all or a portion of the outstanding balance to common stock. Each Lender may convert the debt at a price per share equal to 50% of the lowest closing bid price of the Company’s common stock for the trailing 30 days.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

During the quarter ended July 31, 2010, one of the lenders converted $114,227 of Notes and derivative payable for 5,115,133 shares of Company’s stock.

3.	Notes payable

During the quarter ended July 31, 2010, the company entered into two 12 percent convertible debentures totaling $275,800 of which $125,800 is due in one year and $150,000 is due in 90 days. The terms of the debenture indicate both the holder and the company is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into shares of the company at a price per share equal to 50 percent of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion.

4.	Other Matters

A.

During May 2010, the Directors consented to a subscription of 999,000 shares at $.10 per share ($99,900) to three individuals in a private placement. As of October 11, 2010 the private placement had not been completed.

B.

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 of the Company’s stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of October 11, 2010.

C.

On July 1, 2010, the Company entered into a Business Consultant Agreement to provide advice to Tao on growth strategies including mergers, acquisitions and fundings. The term of the agreement is for 30 days but may be extended upon agreement of both parties. The company shall pay $25,000 cash and 2 million restricted shares of stock to the Consultant. At July 31, 2010, the cash had been paid but the shares had not yet been issued.

5.	Supplemental cash flow information

The company did not pay cash for either interest or taxes for the six months ended July 31, 2010 and 2009.

Significant non-cash transactions during the six months ended July 31, 2010 included $313,144 of notes and derivatives payables that were converted into 7,115,133 shares of common stock..

$2,560,000 of financial and management services (both expense and prepaid) were settled by the issuance of 16,000,000 shares of the company’s common stock.

$433,500 of accounts payable to related parties were settled by the issuance of 5,418,750 shares of the company’s common stock.

6.	Subsequent events

Subsequent events were evaluated through October 22, 2010.

On August 15, 2010, the Company entered into a 12% convertible debenture due Feb. 15, 2011 in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into shares of the Company’s common stock, at a price per share equal to the lowest 50 percent of the average of the 3 (three) lowest closing bid prices of the common stock for the 30 trading days immediately prior to the date that the company receives notice of the conversion or 50 percent of the lowest trading price for the 20 trading days prior to closing of this agreement. Likewise the company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50 percent of the lowest traded price of the common stock for the prior 20 trading days that the company issues such a notice of conversion.

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

We were incorporated in the State of Nevada on September 23, 2004.

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

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 23, 2009 under the new stock symbol “TAON”. Our CUSIP number is 87600P303.

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

Results of Operations

Three Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2010 which are included herein.

Our operating results for the three months ended July 31, 2010, for the three months ended July 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended July 31, 2010		Three Months Ended July 31, 2009		Change Between Three Month Period Ended July 31, 2010 and July 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$16,808		$9,700		$7,108
Consulting fees		$63,333		$52,500		$10,833
General and administrative		$1,789,322		$26,527		$1,762,795
Derivative expense		$88,241		$1,927		$86,314
Loss on settlement of debt	$	Nil		$(68,000)		$68,000
Interest expense		$(34,463)		$(12,921)		$21,542
Net Income (Loss)		$(1,815,685)		$(167,684)		$1,648,001

Our consolidated financial statements report a net loss of $1,815,685 for the three month period ended July 31, 2010 compared to a net loss of $167,684 for the three month period ended July 31, 2009. Our losses have increased primarily as a result of an increase in general and administrative expenses.

Results of Operations

Six Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2010 which are included herein.

Our operating results for the six months ended July 31, 2010, for the six months ended July 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended July 31, 2010		Six Months Ended July 31, 2009		Change Between Six Month Period Ended July 31, 2010 and July 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees	$	Nil		$9,700		$(9,700)
Consulting fees		$193,333		$109,500		$83,833
Legal fees		$26,441		$2,107		$24,334
General and administrative		$1,821,903		$48,675		$1,773,228
Derivative expense		$(176,871)		$(5,881)		$170,990
Loss on settlement of debt	$	Nil		$(102,000)		$102,000
Interest expense		$(50,764)		$(16,800)		$33,964
Net Income (Loss)		$(2,269,312)		$(294,441)		$2,041,293

Our consolidated financial statements report a net loss of $2,269,312 for the six month period ended July 31, 2010 compared to a net loss of $294,441 for the six month period ended July 31, 2009. Our losses have increased primarily as a result of an increase in general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of July 31, 2010, our current total assets were $1,020,297 and our total current liabilities were $1,503,704 and we had a working capital deficit of $483,407. Our financial statements report a net loss of $2,269,312 for the six month period ended July 31, 2010, and a net loss of $10,777,904 for the period from September 23, 2004 (date of inception) to July 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		July 31,
		2010	2009

Net Cash (Used) Provided by Operating Activities		$(238,960)	$(36,560)
Net Cash Used In Investing Activities	$	Nil	$(19,051)
Net Cash Provided by Financing Activities		$303,198	$50,000
Cash Increase (Decrease) In Cash During The Period		$64,238	$(5,070)

We had cash in the amount of $72,103 as of July 31, 2010 as compared to $2,798 as of July 31, 2009. We had a working capital deficit of $483,407 as of July 31, 2010 compared to working capital deficit of $1,284,833 as of July 31, 2009.

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

As of July 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $72,103 and a working capital deficit of $483,407 as at our quarter ended July 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended July 31, 2010 was $10,777,904. We have incurred losses for the quarter ended July 31, 2010 of $2,269,312. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2010, our directors agreed to issue 6,000,000 shares in settlement of services and entered into four (4) consulting agreements to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four (4) agreements amounted to 10,000,000 shares of our company’s restricted common stock.

On May 20, 2010, our directors approved settlement agreements with two of our lenders. From time to time each of the lenders may elect in its sole and absolute discretion to exchange all or a portion of the outstanding balance to common stock. Each of the lenders may convert the debt at a price per share equal to 50% of the lowest closing bid price of our company’s common stock for the trailing 30 days.

During the quarter ended July 31, 2010, one of the lenders converted $114,227 of Notes and derivative payable for 5,115,133 shares our common stock.

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

TAO MINERALS LTD.

/s/ James Sikora
James Sikora
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: October 25, 2010