Form 10-Q
period 2010-10-31
Tao Minerals Ltd.
filed 2011-01-28
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 000-51922

TAO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

1-877-331-8777
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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 205,202,533 common shares issued and outstanding as of January 27, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated unaudited interim financial statements for the nine month period ended October 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	October 31	January 31
	2010	2010

ASSETS
Current
Cash	$3,405	$7,865
Prepaids	94,169	36,120
Total current assets	97,574	43,985

Property and Equipment	21,686	19,370

Mineral Properties
Mineral Rights	145,538	129,921
Total Mineral Properties	145,538	129,921

Total assets	$264,798	$193,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$349,619	$632,023
Note Payable	86,976	420,622
Derivative liability	1,275,025	233,008
Due to related parties	6,610	-
Stock issuance liability	93,140	92,100
Other accrued liabilities	123,219	120,812
Total current liabilities	1,934,589	1,498,565
Note payable long term	-	66,092
Total liabilities	1,934,589	1,564,657

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized None issued, allotted and outstanding	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized 81,202,556 shares and 2,736,857 shares issued and outstanding at October 31, 2010 and January 31, 2010	81,203	2,738
Additional paid-in capital	11,452,012	7,345,090
Accumulated other comprehensive loss	(32,050)	(32,255)
Deficit accumulated during exploration stage	(13,160,873)	(8,676,871)
Total stockholders’ deficit	(1,659,708)	(1,361,298)
Noncontrolling interest	(10,083)	(10,083)
Total deficit	(1,669,791)	(1,371,381)
Total liabilities and deficit	$264,798	$193,276

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

		For the Nine Months
	From Inception Date	Ended October 31
	of September 23, 2004	2010	2009
	to Period Ended
	October 31, 2010

OPERATING EXPENSES
Exploration expenses	$122,650	$-	$-
Professional fees	241,768	-	14,300
Director fees	120,000	-	-
Consulting fees	1,389,557	295,207	139,500
Legal fees	346,278	28,647	2,107
General and administrative	2,992,200	2,758,531	71,285
Impairment charge	4,700,000	-	-
LOSS FROM OPERATIONS	9,912,453	3,082,385	227,192
Total Operating Expenses	(9,912,453)	(3,082,385)	(227,192)
OTHER INCOME (EXPENSE)
Derivative expense	(1,362,616)	(1,229,608)	(13,989)
Loss on settlement of debt	(1,456,151)	-	(102,000)
Interest expense	(261,838)	(172,009)	(27,254)
Other loss, net	(1,067)	-	226
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(3,080,141)	(1,401,617)	(143,017)

Net loss for the period	(12,992,594)	(4,484,002)	(370,209)
Less: net loss attributable to
noncontrolling interest	1,647	-	82

Net loss attributable to TAO common shareholders’	$(12,990,947)	$(4,484,002)	$(370,127)

LOSS PER SHARE – BASIC		$(0.16)	$(0.17)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES: - BASIC		28,693,367	2,240,106

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended October 31
	2010	2009

OPERATING EXPENSES
Exploration expenses	$-	$-
Professional fees	-	4,600
Director fees	-	-
Consulting fees	101,874	30,000
Legal fees	2,206	-
General and administrative	936,628	22,581
Impairment charge	-	-
LOSS FROM OPERATIONS	1,040,708	57,181
Total Operating Expenses	(1,040,708)	(57,181)
OTHER INCOME (EXPENSE)
Derivative expense	(1,052,737)	(8,108)
Loss on settlement of debt	-	-
Interest expense	(121,245)	(10,455)
Other loss, net	-	-
Foreign currency translation gain	-	-
TOTAL OTHER INCOME (EXPENSE)	(1,173,982)	(18,563)

Net loss for the period	(2,214,690)	(75,744)
Less: net loss attributable to noncontrolling interest	-	-

Net loss attributable to TAO common shareholders’	$(2,214,690)	$(75,744)

LOSS PER SHARE – BASIC	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES: - BASIC	53,478,390	2,668,362

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception Date
	of September 23,	For the Nine	For the Nine
	2004 to Period Ended	Months Ended	Months Ended
	October 31, 2010	October 31, 2010	October 31, 2009
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(12,990,947)	$(4,484,002)	$(370,127)
Stock issued for services	3,286,386	2,604,000	-
Loss on settlement of debt	1,456,151	-	102,000
Impairment charges	4,700,000	-	-
Minority interest in loss	(11,648)	-	(67)
Changes in non-cash working capital items:
Prepaids	(90,951)	(54,831)	5,491
Discount on note payable	(108,908)	-	-
Accounts payable and accrued liabilities	914,728	169,366	209,285
Derivative liability	1,668,374	1,435,366	13,989
Cash used by operations	(1,176,815)	(330,101)	(39,429)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)	-	(2,550)
Purchase of mineral rights	(379,941)	-	(16,501)
Cash used by investing activities	(513,496)	-	(19,051)
Financing Activities
Issuance of debt	1,670,820	325,800	50,000
Issuance of common stock	55,310	-	-
Cash provided by financing activities	1,726,130	325,800	50,000

Effect of Exchange Rate on Cash	(32,414)	(159)	567
Cash Increase (Decrease) During the Period	3,405	(4,460)	(8,480)
Cash, Beginning of Period	-	7,865	7,868
Cash and Equivalents, End of Period	$3,405	$3,405	$(45)

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $1,176,815 since inception and losses of $4,484,002for the nine month period ended October 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The financial statements for the nine months ended October 31, 2010 and 2009, and for the period from September 23, 2004 (inception) to October 31, 2010, together with the balance sheet as of October 31, 2010 included herein have not been audited by the Company’s independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at October 31, 2010 and the results of operations and cash flows for the periods presented herein have been made.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. Prior periods have been adjusted to conform to the presentation of the financial statements ended October 31, 2010.

2.	Common Stock

a)

On February 25, 2010 the Directors approved the issuance of 4,237,500 shares of common stock to James Sikora and 1,181,250 shares of common stock to Minera Primecap Resources S.A. in settlement of accounts payable in the amounts of $339,000 and $94,500 respectively. The per share price was $0.08.

	b)	On January 29, 2010, the Company increased its authorized common shares to 1 billion.

	c)	On June 15, 2010, a note holder converted a note in the amount of $50,000 and derivatives for 2,000,000 shares of common stock.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

d)

On May 6, 2010, the Directors agreed to issue 6,000,000 shares of common stock in settlement of services and entered into Consulting Agreements (4) to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four (4) agreements amounted to 10,000,000 shares of restricted common stock.

e)

On May 20, 2010, the Directors approved settlement agreements with two of its lenders. From time to time each Lender may elect in its sole and absolute discretion to exchange all or a portion of the outstanding balance to common stock. Each Lender may convert the debt at a price per share equal to 50% of the lowest closing bid price of the Company’s common stock for the trailing 30 days.

f)	During the period ended October 31, 2010, one of the lenders converted $114,227 of Notes and derivative payable for 5,115,133 shares of common stock.

g)

During the period ended October 31, 2010, one of the lenders converted $165,000 of Notes and derivative payable for 26,761,904 shares of common stock and $14,000 of accrued interest into 4,000,000 shares of common stock.

h)

During the period ended October 31, 2010, one of the lenders converted $91,250 of Notes and derivative payable for 12,884,198 shares of common stock and $15,000 of accrued interest into 4,285,714 shares of common stock.

i)

On July 1, 2010, the Company entered into a Business Consultant Agreement to receive advice on growth strategies including mergers, acquisitions and fundings. The term of the agreement is for 30 days but may be extended upon agreement of both parties. The Company paid $25,000 and on August 19, 2010, issued 2,000,000 shares of common stock with a fair value of $44,000 to the Consultant.

3.	Notes Payable

a)

During the quarter ended July 31, 2010, the Company entered into two 12 percent convertible debentures totaling $275,800 of which $125,800 is due in one year and $150,000 is due in 90 days. The terms of the debenture indicate both the holder and the Company is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into common shares at a price per share equal to 50 percent of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion.

b)

On August 15, 2010, the Company entered into a 12% convertible debenture due February 15, 2011 in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a price per share equal to the lowest 50 percent of the average of the 3 (three) lowest closing bid prices of the common stock for the 30 trading days immediately prior to the date that the Company receives notice of the conversion or 50 percent of the lowest trading price for the 20 trading days prior to closing of this agreement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50 percent of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

4.	Other Matters

a)

During May 2010, the Directors consented to a subscription of 999,000 shares of common stock at $0.10 per share ($99,900) to three individuals in a private placement. As of October 31, 2010, the private placement had not been completed.

b)

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 shares of common stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of October 31, 2010. The Company has accrued the fair value of the shares of $1,040 as a stock issuance liability.

5.	Supplemental Cash Flow Information

	a)	The Company did not pay cash for either interest or taxes for the nine months ended October 31, 2010 and 2009.

b)

Significant non-cash transactions during the nine months ended October 31, 2010 included $569,413 of notes and derivatives payables that were converted into 46,761,235 shares of common stock and $29,000 of accrued interest was converted into 8,285,714 shares of common stock.

	c)	Financial and management services of $2,560,000 were settled by the issuance of 16,000,000 shares of common stock.

	d)	Accounts payable to related parties of $433,500 were settled by the issuance of 5,418,750 shares of common stock.

6.	Subsequent Events

Subsequent events were evaluated through January 24, 2011.

Subsequent October 31, 2010, $384,000 of notes payable and related derivative liabilities were converted into 109,714,281 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On July 16, 2008, through our majority owned subsidiary Minera Tao S.A., we entered into an amended option agreement with Agrominas De Colombia, LTDA to acquire 80% of a mining interest called El Comillo in Antioquia, Colombia. The agreement amended the terms of the original option agreement entered into by Minera Tao on October 2, 2007, and subsequently extended on April 18, 2008.

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

On October 16, 2008, we entered into an agreement to issue a $500,000, 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures 90 days from the advancement date, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of 75% of the average of the three lowest closing bid prices of our common stock for the 5 trading days immediately prior to the date that we receive notice of conversion of the convertible debenture. The note was to be funded by December 31, 2008, however the note was not funded by that date.

Effective September 21, 2009, we effected a 200 for 1 share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 552,000,000 shares of common stock with a par value of $0.001 to 2,760,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 547,370,946 shares of common stock to 2,736,854 shares of common stock.

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 23, 2009 under the new stock symbol “TAON”. Our CUSIP number is 87600P303.

Effective July 1, 2010, we entered into a consulting services agreement with Kerry Associates, Inc., wherein Kerry Associates has the agreed to provide certain consulting services to our company for a period of 30 days. Under the terms of the agreement we paid Kerry Associates, Inc. $25,000 and issued to Kerry Associates, Inc. 2,000,000 restricted shares of our stock

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

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

The address of our principal executive office is Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur – 148 Medellin Colombia. Our telephone numbers is 877-331-8777.

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

Our mineral resource properties consist of exploration claims located in Columbia (Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia) ( El Colmillo mineral property located in Antioquia, Colombia). There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-Q, for additional information about the risks of mineral exploration.

Our Current Business

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the La Golondrina Property in Columbia. In July, 2008 we acquired a mineral right in the El Colmillo property in Colombia. In October, 2009, our company decided to employ our efforts in exploration of the El Colmillo property for the next 12 months and will hold exploration of the Golondrina property until a determination of viability at El Colmillo can be determined. In December 2008, company personnel at the El Colmillo property were met by Colombian rebels who demanded a war tax to permit the development activities to continue. Our company immediately ceased any efforts at the mine and reported the situation to the Colombian government and to the issuer of the option. Our company invoked the force majeure section of the contract and we are waiting to see what developments will take place.

Results of Operations

Three Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2010 which are included herein.

Our operating results for the three months ended October 31, 2010, for the three months ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended October 31, 2010		Three Months Ended October 31, 2009		Change Between Three Month Period Ended October 31, 2010 and October 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees	$	Nil		$4,600		$(4,600)
Consulting fees		$101,874		$30,000		$71,874
Legal fees		$2,206	$	Nil		$2,206
General and administrative		$936,628		$22,581		$914,047
Derivative expense		$(1,052,737)		$(8,108)		$1,044,629
Interest expense		$(121,245)		$(10,455)		$110,790
Net Income (Loss)		$(2,214,690)		$(75,744)		$2,138,946

Our consolidated financial statements report a net loss of $2,214,690 for the three month period ended October 31, 2010 compared to a net loss of $75,744 for the three month period ended October 31, 2009. Our losses have increased primarily as a result of consulting and general and administrative fees.

Results of Operations

Nine Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2010 which are included herein.

Our operating results for the nine months ended October 31, 2010, for the nine months ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended October 31, 2010		Nine Months Ended October 31, 2009		Change Between Nine Month Period Ended October 31, 2010 and October 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees	$	Nil		$14,300		$(14,300)
Consulting fees		$295,207		$139,500		$155,707
Legal fees		$28,647		$2,107		$26,540
General and administrative		$2,758,531		$71,285		$2,687,246
Derivative expense		$(1,229,608)		$(13,989)		$1,215,619
Loss on settlement of debt	$	Nil		$(102,000)		$102,000
Interest expense		$(172,009)		$(27,254)		$144,755
Net Income (Loss)		$(4,484,002)		$(370,209)		$4,113,793

Our consolidated financial statements report a net loss of $4,484,002 for the nine month period ended October 31, 2010 compared to a net loss of $370,209 for the nine month period ended October 31, 2009. Our losses have increased primarily as a result of consulting and general and administrative fees.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of October 31, 2010, our current total assets were $97,574 and our total current liabilities were $1,934,589 and we had a working capital deficit of $1,837,015. Our financial statements report a net loss of $4,484,002 for the nine month period ended October 31, 2010, and a net loss of $12,992,594 for the period from September 23, 2004 (date of inception) to October 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		October 31,
		2010	2009

Net Cash (Used) Provided by Operating Activities		$330,101	$(39,429)
Net Cash Used In Investing Activities	$	Nil	$(19,051)
Net Cash Provided by Financing Activities		$325,800	$50,000
Cash Increase (Decrease) In Cash During The Period		$(4,460)	$(8,480)

We had cash in the amount of $3,405 as of October 31, 2010 as compared to $45 as of October 31, 2009. We had a working capital deficit of $1,837,015 as of October 31, 2010 compared to working capital deficit of $1,152,871 as of October 31, 2009.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $3,405 and a working capital deficit of $1,837,015 as at our quarter ended October 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended October 31, 2010 was $12,992,594. We have incurred losses for the quarter ended October 31, 2010 of $2,214,690. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 3, 2010, we issued 2,000,000 shares of our common stock pursuant a consulting services agreement. We have issued the shares to one U.S. investor (as that term is defined in Regulation D of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective August 13, 2010 Julio Calle resigned as chief financial officer of our company and James Sikora was appointed chief financial officer.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).

Exhibit	Description
Number

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).

10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).

10.8	Consulting Services Agreement between our company and Kerry Services Inc. (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2010)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

Date: January 27th, 2011	/s/ James Sikora
James Sikora
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)