Form 10-K
period 2011-01-31
Tao Minerals Ltd.
filed 2011-06-27
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52010

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ ] No[ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2010 was $75,786,702 based on a $0.255 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

342,605,877 as of June 22, 2011

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

As used in this annual report, the terms we", "us", "our" and "our company" mean Tao Minerals Ltd. and our majority owned subsidiary, Minera Tao S.A., unless otherwise indicated.

Corporate Overview

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

Under the terms of the amended option agreement, the purchase price of the option is $1.42 billion Colombian pesos or approximately US$825,000 dollars. We paid $80,000,000 pesos (approximately US$50,000) upon closing of the option agreement and are obligated to pay $40,000,000 pesos on the 15th of every month until $320,000,000 pesos has been paid. Thereafter 20% of production will be paid until $1.1 billion pesos have been received by Agrominas De Colombia. After the acquisition price is paid Agrominas De Colombia will continue to receive 20% of the mining production. Upon receipt of $1.42 billion pesos by Agrominas De Colombia the option will be exercised and 80% ownership in the property will be transferred to Minera Tao. To date, we have paid to Agrominas De Colombia $240,000,000 pesos (or US$150,000).

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

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

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

Employees

As of June 22, 2010, we had no employees other than our directors and officers.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

We had cash in the amount of $18,295 and a working capital deficit of $1,522,276 as at our year ended January 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended January 31, 2011 was $14,432,305. We have incurred losses for the year ended January 31, 2011 of $5,923,713. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended January 31, 2011 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm state in their Notes to the audited financial statements for the year ended January 31, 2011, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

TUNEL DERRUMBADO - SECTOR NORTE
70
Filon La Maria
TUNEL - VETA EL COLMILLO
75
Q. San Antonio N.2
Q. LA BLANQUITA
Q. HOYO OSCURO
SECTOR HOYO OSCURO
PA
1
2
3
4
5
CONVENCIONES:
REFERENCIA:
CARTA BASE CARTOGRAFICA
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

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2011	$0.035	$0.0065
October 31, 2010	$0.049	$0.0072
July 31, 2010	$0.72	$0.022
April 30, 2010	$0.31	$0.08
January 31, 2010	$0.12	$0.06
October 31, 2009	$0.32	$0.009
July 31, 2009	$0.0015	$0.006
April 30, 2009	$0.0023	$0.008
January 31, 2009	$0.0039	$0.001

As of June 22, 2011, there were approximately 36 holders of record of our common stock. As of such date, 342,605,877 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2011.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2011 and January 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

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

Results of Operations for the Years Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2011 and 2010.

Our operating results for the years ended January 31, 2011 and 2010 are summarized as follows:

		Year Ended
		January 31
		2011		2010

Revenue	$	Nil	$	Nil
Total Operating Expenses		$3,453,091		$405,212
Other Income (Expenses)		$(2,470,622)		$(210,910)

	Year Ended
	January 31
	2011	2010
Net Loss	$(5,923,713)	$(616,040)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended January 31, 2011 and January 31, 2010 are outlined in the table below:

	Year Ended
	January 31
	2011		2010
Exploration expenses	$25,524	$	Nil
Professional fees	$51,450		$24,550
Consulting fees	$395,156		$269,500
Legal fees	$32,707		$12,548
General and administrative	$2,928,604		$98,614
Impairment charge	$19,650	$	Nil

The increase in operating expenses for the year ended January 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in stock based compensation.

Liquidity and Financial Condition

As of January 31, 2011, our total current assets were $26,990 and our total current liabilities were $1,579,266 and we had a working capital deficit of $1,552,276. Our financial statements report a net loss of $5,923,713 for the year ended January 31, 2011, and a net loss of $14,432,305 for the period from September 23, 2004 (date of inception) to January 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		January 31,
		2011	2010

Net Cash Used by Operating Activities		$(500,012)	$(81,539)
Net Cash Used by Investing Activities	$	Nil	$(19,051)
Net Cash Provided by Financing Activities		$520,300	$100,020
Increase (Decrease) In Cash During The Period		$10,430	$(3)

We had cash in the amount of $18,295 as of January 31, 2011 as compared to $7,865 as of January 31, 2010. We had a working capital deficit of $1,552,276 as of January 31, 2011 compared to working capital deficit of $1,454,580 as of January 31, 2010.

Cash Requirements

We intend to conduct exploration activities on our properties during the next twelve months. We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2012
Operating Expenses	$100,000
Exploration	$500,000
Total	$600,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $18,295 in cash as of January 31, 2011, and a working capital deficit of $1,552,276. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2012.

Future Financings

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Accounting Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

Concentrations

Our company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Our company maintains the majority of our cash balances with one financial institution, in the form of demand deposits. Our company’s assets and operations are concentrated in the country of Colombia, South America.

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit. Foreign currency transaction gains and losses are included in current operations.

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

Loss per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our company has $375,800 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

Income Taxes

Our company accounts for income taxes under the ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable, derivative liabilities, amounts due to related parties, stock issuance liabilities and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on

“Level 1” inputs, which consist of quoted prices in active markets for identical assets, the fair value of derivative liabilities, stock issuance liabilities and convertible notes are determined based on “Level 3” inputs, which consist of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At January 31, 2011 and 2010, our company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive income was charged to operations.

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, our company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

Our company follows ASC 250, Accounting Changes and Error Corrections. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
TAO MINERALS, LTD
Medellin, Columbia

     I have audited the accompanying consolidated balance sheets of TAO MINERALS, LTD, and Subsidiary (an Exploration Stage Company) as of January 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2011. TAO MINERALS,LTD’S management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAO MINERALS, LTD, and Subsidiary (an Exploration Stage Company) as of January 31, 2011, and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
June 22, 2011

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	January 31,
	2011	2010

ASSETS
Current
Cash	$18,295	$7,865
Prepaids	8,695	36,120
Total current assets	26,990	43,985

Property and Equipment	-	19,370

Mineral Properties
Mineral Rights	132,500	129,921

Total Mineral Properties	132,500	129,921

Total assets	$159,490	$193,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$102,558	$150,385
Note payable	272,846	420,622
Derivative liability	683,057	233,008
Due to related parties	199,047	481,638
Stock issuance liability	93,140	92,100
Other accrued liabilities	228,618	120,812
Total current liabilities	1,579,266	1,498,565
Note payable long term	-	66,092
Total liabilities	1,579,266	1,564,657

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized: Preferred stock: $0.001 par value 1,000,000 shares authorized None issued, allotted and outstanding	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized 196,631,122 shares and 2,736,857 shares issued and outstanding at January 31, 2011 and January 31, 2010	196,632	2,738
Additional paid-in capital	13,033,514	7,345,090
Accumulated other comprehensive loss	(39,255)	(32,255)
Deficit accumulated during exploration stage	(14,599,401)	(8,676,871)
Total stockholders’ deficit	(1,408,510)	(1,361,298)
Non-controlling interest	(11,266)	(10,083)
Total deficit	(1,419,776)	(1,371,381)
Total liabilities and deficit	$159,490	$193,276

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations

		For the Year
		Ended January 31,
	From Inception to	2011	2010
	January 31, 2011
	(Unaudited)

OPERATING EXPENSES
Exploration expenses	$148,174	$25,524	$-
Professional fees	293,218	51,450	24,550
Director fees	120,000	-	-
Consulting fees	1,489,506	395,156	269,500
Legal fees	319,638	32,707	12,548
General and administrative	3,192,973	2,928,604	98,614
Impairment charge	4,719,650	19,650	-
LOSS FROM OPERATIONS	10,283,159	3,453,091	405,212
Total Operating Expenses	(10,283,159)	(3,453,091)	(405,212)
OTHER INCOME (EXPENSE)
Derivative expense	(1,863,579)	(1,730,571)	(55,634)
Loss on settlement of debt	(1,456,151)	-	(102,000)
Interest expense	(829,880)	(740,051)	(53,502)
Other income (loss), net	(1,067)	-	226
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(4,149,146)	(2,470,622)	(210,910)

Net loss for the period	(14,432,305)	(5,923,713)	(616,122)
Less: net loss attributable to noncontrolling interest	11,266	1,183	82
Net loss attributable to TAO common shareholders	$(14,421,039)	$(5,922,530)	$(616,040)
Other Comprehensive Loss
Foreign currency translation adjustment	(39,255)	(7,000)	567

Comprehensive Loss	$(14,460,294)	$(5,929,530)	$(615,473)

LOSS PER SHARE – BASIC		$(0.10)	$(0.26)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES: - BASIC		61,023,273	2,398,502

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	From Inception to	For the Year	For the Year
	January 31, 2011	Ended	Ended
	(Unaudited)	January 31, 2011	January 31, 2010
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(14,429,475)	$(5,922,530)	$(616,040)
Stock issued for services	3,286,386	2,604,000	102,000
Loss on settlement of debt	1,456,151	-	-
Impairment charges	4,719,650	19,650	-
Minority interest in loss	(12,831)	(1,183)	(67)
Changes in non-cash working capital items:
Prepaids	(8,695)	27,425	10,491
Discount on note payable	557,826	666,734	9,209
Accounts payable and accrued liabilities	1,403,274	657,912	357,234
Due to related parties	(282,591)	(282,591)	-
Derivative liability	1,963,579	1,730,571	55,634
Cash used by operations	(1,346,726)	(500,012)	(81,539)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)	-	(2,550)
Purchase of mineral rights	(379,941)	-	(16,501)
Cash used by investing activities	(513,496)	-	(19,051)
Financing Activities
Issuance of debt	1,865,320	520,300	100,020
Issuance of common stock	55,310	-	-
Cash provided by financing activities	1,920,630	520,300	100,020

Effect of Exchange Rate on Cash	(42,113)	(9,858)	567
Cash Increase (Decrease) During the Period	18,295	10,430	(3)
Cash, Beginning of Period	-	7,865	7,868
Cash and Equivalents, End of Period	$18,295	$18,295	$7,865

Supplemental Cash Flow Information;
The Company did not pay cash for either interest or taxes for the 12 months ended January 31, 2011 and 2010.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

						Accumulated
			Additional			Deficit During	Total
	Common stock		paid-in		Subscription	Exploration	Stockholders'
	Shares	Amount	capital		Receivable	Stage	(Deficit)

Common stock issued to founders for cash ($0.20 per share)	270,400	$270	$53,810	$		$(47,320)	$6,760
Common stock issued for cash ($1.43 per share)	39,180	39	55,792		(425)	(6,856)	48,550
- net loss for the year	-	-	-		-	(5,577)	(5,577)

Balance, January 31, 2005	309,580	$309	$109,602		$(425)	$(59,753)	$49,733
							-
Subscription receivable cancelled	-	-	-		425	-	425
- net loss for the year	-	-	-		-	(48,916)	(48,916)

Balance, January 31, 2006	309,580	$309	$109,602		$-	$(108,669)	$1,242
Common stock issued for mineral rights on April 20, 2006 at
$.348	12,500	13	4,349,987		-	-	4,350,000
Common stock cancelled April 24, 2006	(63,000)	(63)	63		-	-	-
Net loss for the period						(4,749,636)	(4,749,636)

Balance, January 31, 2007	259,080	$259	$4,459,652		$-	$(4,858,305)	$(398,394)
Balance, January 31, 2007
Common stock issued for services to officers, directors and consultants on September 25, 2007 at $24	17,500	18	419,982		-	-	420,000
Common stock issued for legal fees on September 25, 2007 at $24	2,500	3	59,997		-	-	60,000
Common stock issued for legal services on January 15, 2008 at $19	5,455	5	103,631		-	-	103,636
Common stock issued for services on January 15, 2008 At $19	1,000	1	18,999		-	-	19,000
Net loss for the period	--	-	-		-	(833,424)	(833,424)

Balance, January 31, 2008	285,535	$286	$5,062,261 $		-	$(5,691,729)	$(629,182)

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	(Deficit)

Balance, January 31, 2008	285,535	286	5,062,261	-	(5,691,729)	(629,182)
Common stock issued for legal services April 21, 2008 @ $11	7,250	7	79,743	-	-	79,750
Common stock issued for conversion of debt April 24, 2008 @ $9.60	12,500	13	119,987	-	-	120,000
Common stock issued for conversion of debt May 9, 2008 @ $10	16,667	17	166,650	-	-	166,667
Common stock issued for conversion of debt May 20, 2008 @ $8	20,834	21	166,646	-	-	166,667
Common stock issued for conversion of debt May2 9, 2008 @ $6	19,444	19	116,648	-	-	116,667
Common stock issued for conversion of debt June 9, 2008 @ $6	19,444	19	116,648	-		116,667
Common stock issued for conversion of debt June 12, 2008 @4	20,834	21	83,312	-	-	83,333
Common stock issued for conversion of debt June 13, 2008 @ $1.40	20,833	21	29,146	-	-	29,167
Common stock issued for conversion of debt June 25, 2008 @ $3.20	19,444	19	62,203	-	-	62,222
Common stock issued for conversion of debt July 2, 2008 @ $3	20,000	20	59,980	-		60,000
					-
Common stock issued for conversion of debt July 8, 2008 @ $2.80	21,795	22	61,004	-	-	61,026
Common stock issued for conversion of debt July 14, 2008 @ $2.40	22,222	22	53,311	-	-	53,333
Common stock issued for conversion of debt July 16, 2008 @ $2.20	21,795	22	47,927	-	-	47,949
Common stock issued for conversion of debt July 18, 2008 @ $2.20	25,000	25	54,975	-	-	55,000
Common stock issued for conversion of debt July 24, 2008 @ $2.20	24,244	24	53,313	-	-	53,337
Common stock issued for conversion of debt August 1, 2008 @ $2	26,316	26	52,606	-	-	52,632
Common stock issued for conversion of debt August 14, 2008 @ $2	27,778	28	55,528		-	55,556
Common stock issued for conversion of debt September 3, 2008 @ $1.20	30,000	30	35,970	-	-	36,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	(Deficit)
Common stock issued for conversion of debt September 30, 2008 @ $1.10	33,333	33	36,634	-	-	36,667
Common stock issued for conversion of debt September 9, 2008 @ $1.40	30,000	30	41,970	-	-	42,000
Common stock issued for conversion of debt October 2, 2008 @ $1.20	33,333	33	39,967	-	-	40,000
Common stock issued for conversion of debt October 6, 2008 @ $1	36,667	37	36,630	-	-	36,667
Common stock issued for conversion of debt October 7, 2008 @ $1	40,000	40	39,960	-	-	40,000
Common stock issued for conversion of debt October 9, 2008 @ $1	43,333	43	43,280	-	-	43,323
Common stock issued for conversion of debt October 13, 2008 @ $.70	42,857	43	29,957	-	-	30,000
Common stock issued for conversion of debt October 15, 2008 @ $.70	42,857	43	29,957	-	-	30,000
Common stock issued for conversion of debt October 16, 2008 @ $.70	47,619	48	33,285	-	-	33,333
Common stock issued for conversion of debt October 17, 2008 @ $.70	47,619	48	33,285	-	-	33,333
Common stock issued for conversion of debt October 20, 2008 @ $.70	52,381	52	36,615	-	-	36,667
Common stock issued for conversion of debt October 23, 2008 @ $.70	52,381	52	36,615	-	-	36,667
Common stock issued for conversion of debt October 29, 2008 @ $.50	60,000	60	29,940	-	-	30,000
Common stock issued for conversion of debt October 30, 2008 @ $.50	61,644	62	30,521	-	-	30,583
Common stock issued for conversion of debt November 4, 2008 @ $.50	68,493	68	34,179	-	-	34,247
Common stock issued for conversion of debt November 10, 2008 @ $.48	68,493	68	32,809	-	-	32,877
Common stock issued for conversion of debt November 17, 2008 @ $.48	68,493	68	32,809	-	-	32,877
Common stock issued for conversion of debt November 25, 2008 @ $.30	66,667	67	19,933	-	-	20,000
Common stock issued for conversion of debt December 10, 2008 @ $.28	66,667	67	18,600	-	-	18,667
Acquisition of Subsidiary	-	-	-	-	(115,750)	(115,750)
Loss for the period	-	-	-	-	(2,253,352)	(2,253,352)
Foreign currency adjustment	-	-	-	(32,822)	-	(32,822)
Balance, January 31, 2009	1,624,772	1,624	7,114,804	$(32,822)	$(8,060,831)	$(977,225)

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	(Deficit)
Balance, January 31, 2009	1,624,772	1,624	7,114,804	$(32,822)	$(8,060,831)	$(977,225)
Common stock issued for conversion of debt March 13, 2009 @.26	76,923	77	19,923	-	-	20,000
Common stock issued for conversion of debt April 6, 2009 @.18	83,333	83	14,917	-	-	15,000
Common stock issued for conversion of debt April 15, 2009 @.18	83,333	83	14,917	-	-	15,000
Common stock issued for conversion of debt April 22, 2009 @.18	100,000	100	17,900	-	-	18,000
Common stock issued for conversion of debt May 8, 2009 @.18	100,000	100	17,900	-	-	18,000
Common stock issued for conversion of debt May 12, 2009 @.18	100,000	100	17,900	-	-	18,000
Common stock issued for conversion of debt May 13, 2009 @.18	100,000	100	17,900	-	-	18,000
Common stock issued for conversion of debt May 14, 2009 @.20	100,000	100	19,900	-	-	20,000
Common stock issued for conversion of debt May 15, 2009 @.24	100,000	100	23,900	-	-	24,000
Common stock issued for conversion of debt May 19, 2009 @.18	100,000	100	17,900	-	-	18,000
Common stock issued for conversion of debt May 20, 2009 @.20	100,000	100	19,900	-	-	20,000
Common Stock issued for note payable January 31, 2010 @$.40	68,496	71	27,329	-	-	27,400
Foreign currency adjustment	-	-	-	567	-	567
Loss for the period	-	-	-	-	(616,040)	(616,040)
Balance, January 31, 2010	2,736,857	2,738	$7,345,090	$(32,255)	$(8,676,871)	$(1,361,298)

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	(Deficit)
Balance, January 31, 2010	2,736,857	2,738	$7,345,090	$(32,255)	$(8,676,871)	$(1,361,298)
Common stock issued to settle debt February 25, 2010 @ $.08	5,418,750	5,419	428,081	-	-	433,500
Common stock issued for conversion of debt June 15, 2010 @ $.04	7,115,133	7,115	157,112	-	-	164,227
Common stock issued for services June 5, 2010 @ $.16	16,000,000	16,000	2,544,000	-	-	2,560,000
Common stock issued for conversion of debt August 5, 2010 @ $.011	2,000,000	2,000	20,000	-	-	22,000
Common stock issued for conversion of debt August 16, 2010 @ $.011	4,931,818	4,932	49,318	-	-	54,250
Common stock issued for services August 19, 2010 @ $.22	2,000,000	2,000	42,000	-	-	44,000
Common stock issued for conversion of debt August 24, 2010 @ $.011	6,000,000	6,000	57,000	-	-	63,000
Common stock issued for conversion of debt September 9, 2010 @ $.006	6,999,999	7,000	35,000	-	-	42,000
Common stock issued for conversion of debt September 22, 2010 @ $.0035	8,285,714	8,286	26,714	-	-	35,000
Common stock issued for conversion of debt October 12, 2010 @ $.0035	8,285,714	8,286	20,714	-	-	29,000
Common stock issued for conversion of debt October 20, 2010 @ $.0035	7,142,857	7,143	17,857	-	-	25,000
Common stock issued for conversion of debt October 27, 2010 @ $.0035	4,285,714	4,286	10,714	-	-	15,000
Common stock issued for conversion of debt November 3, 2010 @ $.0035	5,714,285	5,714	14,286	-	-	20,000
Common stock issued for conversion of debt November 8, 2010 @ $.0035	5,714,285	5,714	14,286	-	-	20,000
Common stock issued for conversion of debt November 9, 2010 @ $.0035	7,142,857	7,143	17,857	-	-	25,000
Common stock issued for note payable November 11,2010 @ $.0035	12,857,142	12,857	32,143	-	-	45,000
Common stock issued for conversion of debt November 12, 2010 @ $.0035	8,571,428	8,571	21,429	-	-	30,000
Common stock issued for conversion of debt November 15, 2010 @$.0035	8,571,428	8,571	21,429	-	-	30,000
Common stock issued for conversion of debt November 18, 2010 @ $.0035	10,000,000	10,000	25,000	-	-	35,000
Common Stock issued for note payable December 8, 2010 @ $.0035	14,000,000	14,000	35,000	-	-	49,000

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period September 23, 2004 (Inception) to January 31, 2011

					Accumulated
			Additional	Accumulated	Deficit During	Total
	Common Stock		Paid in	Comprehensive	Exploration	Stockholder’s
	Shares	Amount	Capital	Adjustment	Stage	(Deficit)
Common Stock issued for conversion of debt and interest December 16, 2010
@ $.0035	22,857,142	22,857	57,143	-	-	80,000
Common Stock issued for note payable December 29, 2010 @ $.0035	9,285,714	9,286	23,214	-	-	32,500
Common Stock issued for note payable and interest January 5, 2011 @ $.0034	5,000,000	5,000	12,500	-	-	17,500
Conversion of interest on January 28, 2011 @ $.0035	5,714,285	5,714	14,286	-	-	20,000
Derivative liabilities relating to debt converted to shares	-	-	1,991,341	-	-	1,991,341
Foreign currency adjustment	-	-	-	(7,000)	-	(7,000)
Loss for the period	-	-	-	-	(5,922,530)	(5,922,530)
Balance, January 31, 2011	196,631,122	196,632	$13,033,514	$(39,255)	$(14,599,401)	$(1,408,510)

The accompanying notes are an integral part of these financial statements

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

1.	Organization

This summary of accounting policies for Tao Minerals Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

Tao Minerals, Ltd. (the “Company”) is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. The Company was incorporated under the laws of the State of Nevada on September 23, 2004, and has been in the exploration stage since inception.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $1,346,726 since inception and losses of $5,922,530 for the year ended January 31, 2011. This raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

2.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of TAO Minerals, LTD (“Parent” or “TAO”) and its 99% owned subsidiary, Minera TAO, SA “Minera”. Collectively, the consolidated entities are referred to herein as the “Company”. All significant inter-company transactions have been eliminated. The Company’s fiscal year end is January 31.

Accounting Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of January 31, 2011, the Company had capitalized $132,500 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At January 31, 2011, the Company recognized an impairment loss of $19,650 relating to capital assets whose carrying value was no longer recoverable and exceeded fair value.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit. Foreign currency transaction gains and losses are included in current operations.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has $375,800 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under the ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable, derivative liabilities, amounts due to related parties, stock issuance liabilities and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, the fair value of derivative liabilities, stock issuance liabilities and convertible notes are determined based on “Level 3” inputs, which consist of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At January 31, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

The Company follows ASC 250, Accounting Changes and Error Corrections. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current year’s presentation, including the reclassification of amounts due to related parties that were included in accounts payable at the year ended January 31, 2010.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

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

On February 28, 2006, the Company entered into an Assignment Agreement (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”), to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of US $150,000, (paid on April 13, 2006) and the issuance of 2,500,000 common shares in the capital stock of the Company, subject to applicable trading restrictions, to Nueva California. In addition, the Company will assume Primecap’s financial obligations under the HOA. The obligations under the HOA are:

1.	US$30,000 upon execution of the HOA, which amount has been paid;

2.	US$20,000 on or before August 23, 2005, which amount has been paid;

3.	US$32,000 on or before August 23, 2006;

4.	US$40,000 on or before August 23, 2007;

5.	US$48,000 on or before August 23, 2008; and

6.	US$160,000 on or before August 23, 2009.

7.	200,000 shares of the Assignor, as of August 23, 2004, which issuance has been completed;

8.	200,000 shares of the Assignor, as of August 23, 2005, which issuance has been completed;

9.	300,000 shares of the Assignor, as of August 23, 2006;

10.	300,000 shares of the Assignor, as of August 23, 2007

On, June 30, 2006 the Company entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between our Company and Primecap Resources Inc. of Nevada, as amended by an amending agreement dated March 15, 2006.

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

On May 9, 2008 we entered into a second amending agreement which clarifies the first amending agreement as follows:

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008 and is included in accrued liabilties. As of January 31, 2009 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $0.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $0.137 the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

During the year ended January 31, 2009 the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

El Colmillo Property

On September 13, 2006 Minera entered into an option agreement with Agronomicas de Colombia (“ADC”) to acquire a mineral rights concession from Colombia for a gold mine called El Colmillo intthe municipality of Antioquia, Colombia. On April 2008 Minera obtained a six month extension and on July 15, 2008 a modification of the original terms was obtained. The terms of the contract are now as follows:

1.	Payment of $80,000,000 Colombian pesos (“COP”) (approximately $50,000 US)

2.	Payment of $40,000,000 COP (approximately $25,000 US) on the 15th of every month until the initial and monthly payments reach $320,000,000 COP (approximately $200,000 US)

3.	A royalty of 40% of net production until $1,100,000,000 COP (approximately $687,500 US) has been paid.

When 80% of item 3 has been reached ADC will pass legal title of the concession to Minera and will receive a 20% net royalty as long as the concession is maintained.

4.

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

The Company is still assessing the security risk on this property and operations are still suspended.

Mutata Property

On October 12, 2010, the Company entered into a letter of intent to acquire the Mutata property, a prospective gold and platinum project in Colombia. The prospective acquisition consists of one concession that is located approximately 200 kilometers north of Medellin in the northwest region of the Antioquia Department known as Uraba. Collectively the concession covers an area of over 4,900 hectares.

The letter of intent provides the Company the right to examine the property for a period of one year and does not specify any acquisition terms or conditions. Should the Company decide to acquire the property the Company will negotiate and enter into a formal acquisition agreement. During the one year period of assessment the Company is responsible for all ongoing costs. At January 31, 2011, the Company was currently completing the due diligence related to this property.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

4.	Property Plant and Equipment

During the year ended January 31, 2011, the Company recorded an impairment charge of $19,650 relating to long-lived assets for which the carrying value was no longer recoverable.

5.	Related Party Transactions

	a)	The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

	b)	Management fees incurred for the year ended January 31, 2011 totaled $320,000 to the President of the Company.

	c)	Management fees incurred for the year ended January 31, 2011 totaled $67,500 to a company that the president has an ownership interest.

6.	Notes Payable

	January 31,	January 31,
	2011	2010
	$	$
a) Convertible notes - interest rate 10% per annum; due April 2010	–	125,000
b) Convertible notes - interest rate 8% per annum; due on demand.	–	370,602
c) Convertible notes - interest rate 10% per annum; due December 2, 2014	–	50,000
d) Demand loans - unsecured, non-interest bearing	50,020	50,020
e) Convertible notes - interest rate 12% per annum; due May 28, 2011	125,800	–
f) Convertible notes - interest rate 12% per annum; due February 15, 2011	250,000	–
Less: Discount on convertible notes	(152,974)	(108,908)
Convertible Notes	272,846	486,714
Less: Current Portion	(272,846)	(420,622)
Long Term Portion	–	66,092

a)

On April 23, 2008, we entered into a securities purchase agreement for the sale of a $1,000,000 convertible note at 10% with a maturity of 2 years. We received $125,000 upon the closing and issued a note for the amount. Subsequent to the $125,000 funding the Company and the purchaser agreed to terminate the agreement and let the $125,000 note stand on its own.

The note is convertible into common shares at 50% of the average volume weighted price of the shares for the five trading days prior to conversion. Conversion is at the option of the holder. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted a discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $125,000.

During the year ended January 31, 2011, the note and $41,250 of accrued interest was converted into 34,312,767 shares of the Company’s common stock.

b)

In June 2008 the Company entered into a short term note in the amount of $500,000 due July 31, 2008 bearing interest at 8%. The note is convertible into common shares at 50% of the lowest closing bid price

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

of the Company’s common stock for the trailing 30 days. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $500,000.

The Company was not able to repay the note and it was converted to a demand note. During the fiscal year end January 31, 2010, $102,000 of the note was converted into 1,043,590 shares of common stock resulting in the conversion loss of $102,000. On May 20, 2010, the Directors approved settlement agreements with two of its lenders.

During the year ended January 31, 2011, the note and $14,000 of accrued interest was converted into 83,619,044 shares of the Company’s common stock.

c)

On December 2, 2009, the Company entered into a convertible loan agreement for $50,000, due in 60 months, bearing 10% interest. The note is convertible into common shares at the lesser of $0.06 per share or 60% of the closing bid price for the 10 trading days preceding the conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $50,000.

On June 7, 2010, the Company issued 2,000,000 shares pursuant to the conversion of a loan agreement in the amount of $50,000 plus accrued interest.

d)	During the fiscal year ended January 31, 2010, the Company borrowed $50,020 of which $25,020 is owed to its President. The loans are unsecured, due on demand and bear no interest.

e)

During the year ended January 31, 2011, the Company entered into two 12% convertible debentures totaling $275,800 of which $125,800 is due in one year and $150,000 is due in 90 days. The terms of the debenture indicate both the holder and the Company is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into common shares at a price per share equal to 50% of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion. Due to this provision, the embedded conversion options qualify for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liabilities at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their values of $125,800 and $150,000 respectively.

During the year ended January 31, 2011, the $150,000 note and $9,000 of accrued interest was converted into 45,428,571 shares of the Company’s common stock.

f)

On August 15, 2010, the Company entered into a 12% convertible debenture due February 15, 2011 in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a price per share equal to the lowest 50% of the average of the 3 (three) lowest closing bid prices of the common stock for the 30 trading days immediately prior to the date that the Company receives notice of the conversion or 50% of the lowest trading price for the 20 trading days prior to closing of this agreement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $250,000.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

7.	Common Stock

a)

On February 25, 2010 the Directors approved the issuance of 4,237,500 shares of common stock to James Sikora and 1,181,250 shares of common stock to Minera Primecap Resources S.A. in settlement of accounts payable in the amounts of $339,000 and $94,500 respectively. The per share price was $0.08.

	b)	On January 29, 2010, the Company increased its authorized common shares to 1 billion.

	c)	On June 15, 2010, a note holder converted a note in the amount of $50,000 for 2,000,000 shares of common stock.

d)

On May 6, 2010, the Directors agreed to issue 6,000,000 shares of common stock in settlement of services and entered into four Consulting Agreements to provide various financial and management services for the period April 16, 2010 through October 16, 2010. Compensation for the four agreements amounted to 10,000,000 shares of restricted common stock.

	e)	During the period ended January 31, 2011, lenders converted $853,477 of convertible notes, interest and derivative payable for 170,475,515 shares of common stock.

f)

On July 1, 2010, the Company entered into a Business Consultant Agreement to receive advice on growth strategies including mergers, acquisitions and fundings. The term of the agreement is for 30 days but may be extended upon agreement of both parties. The Company paid $25,000 and on August 19, 2010, issued 2,000,000 shares of common stock with a fair value of $44,000 to the Consultant.

	g)	During fiscal year end January 31, 2010, the Company converted debt into 1,043,590 shares of common stock.

8.	Commitments

a)

During May 2010, the Directors consented to a subscription of 999,000 shares of common stock at $0.10 per share ($99,900) to three individuals in a private placement. As of January 31, 2011, the private placement had not been completed.

b)

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 shares of common stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of January 31, 2011. The Company has accrued the fair value of the shares of $1,040 as a stock issuance liability.

9.	Fair Value Measurements

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair value of the cash equivalent is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Convertible notes payable and derivative are valued based on “Level 3” inputs, consisting of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at January 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	Unobservable	Balance,
	instruments	Inputs	inputs	January 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Cash and cash equivalents	18,295	–	–	18,295
Convertible notes payable	–		(272,846)	(272,846)
Derivative liabilities	–	–	(683,057)	(683,057)
	18,295	–	(955,903)	(937,608)

The fair values of other financial instruments, which include accounts payable, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

10.	Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s convertible notes described in Note 6 contain a conversion feature that qualifies for embedded derivative classificiation. The fair value of these

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the year ended January 31, 2011:

Derivative Liabilities at January 31, 2010	$233,008
Addition of new derivative liabilities	710,819
Conversion of derivatives	(1,991,341)
Change in fair value of embedded conversion option	1,730,571
Derivative Liabilities at January 31, 2011	$683,057

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 153% - 503%; risk-free interest rates ranging from 0.13% - 0.53% and expected terms based on the contractual term.

11.	Income Taxes

As of January 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $10,048,000 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$10,048,000	$8,480,000
Gross deferred tax assets	3,416,000	2,883,000
Less: valuation allowance	(3,416,000)	(2,883,000)
Net deferred tax asset	$--	$--

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2011	2010
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	--	--
Change in valuation allowance	(34.00)	(34.00)
	0.00%	0.00%

The net change in the valuation allowance for fiscal year end 2011 is $533,000 (2010 - $200,000).

12.	Subsequent Events

Subsequent events were evaluated through June 13, 2011.

a)

On November 10, 2010, the Company entered into a $250,000 convertible note agreement. The note bears interest at 12% per year and is due on May 15, 2011. The note is convertible at the holder’s option into shares of the Company’s common stock, at a price per share equal to the lower of 50% of the lowest closing bid price of the Common Stock for the 30 trading days immediately prior to the date that the Company receives notice of conversion or $0.0035. The note is convertible at the Company’s option into

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statement

the Company’s common shares at a price per share equal to 50% of the lowest traded price of the Common Stock for the 20 trading days prior to the date of such notice of conversion. At January 31, 2011, the Company had not yet received any proceeds relating to this loan. Subsequent to the period end the Company received $250,000 and issued the note. Subsequent to January 31, 2011, the Company also converted $65,000 of notes payable into 50,000,000 shares of the Company’s common stock.

b)

On December 1, 2010, the Company entered into a $250,000 convertible note agreement. The note bears interest at 12% per year and is due on June 1, 2011. The note is convertible at the holder’s option into shares of the Company’s common stock, at a price per share equal to the lower of 50% of the lowest closing bid price of the Common Stock for the 30 trading days immediately prior to the date that the Company receives notice of conversion or 50% of the lowest traded price for the 20 trading days prior to the closing of this agreement. The note is convertible at the Company’s option into the Company’s common shares at a price per share equal to 50% of the lowest traded price of the Common Stock for the 20 trading days prior to the date of such notice of conversion. At January 31, 2011, the Company had not yet received any proceeds relating to this loan. Subsequent to the period end the Company received $250,000 and issued the note.

c)	Subsequent to January 31, 2011, the holder of the convertible debenture described in Note 6(e) converted $43,870 of the outstanding debt into 21,935,000 shares of the Company’s common stock.

d)	Subsequent to January 31, 2011, the Company issued 83,149,328 shares of common stock to settle $265,000 of principal and interest outstanding relating to the convertible note described in note 6(f).

e)	On March 4, 2011, the Company issued 3,428,571 shares of common stock for $12,000 consulting fees included in accounts payable at January 31, 2011.

f)	On April 27, 2011, the Company issued 10,000,000 shares of common stock for $20,000 of debt included in accounts payable at January 31, 2011.

g)	On May 17, 2011, the Company issued 7,461,874 shares of common stock for $13,058 of debt included in accounts payable at January 31, 2011.

h)	On May 24, 2011, the Company issued 10,000,000 shares of common stock for $10,000 of debt included in accounts payable at January 31, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Sikora	President, Chief Financial Officer and Director	51	February 1, 2006
Duncan Bain	Director	55	March 5, 2006
Walter (Terry) Plummer	Director	70	March 14, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James Sikora, President, Chief Financial Officer and Director

Mr. Sikora was appointed a director on February 1, 2006, was appointed our president on March 5, 2006 and was appointed chief financial officer on August 13, 2010.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

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

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended January 31, 2011 have been in compliance with Section 16(a).

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Sikora(1) President and Chief Financial Officer	2011 2010	120,000 120,000	200,000 Nil	Nil 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	320,000 220,000
Julio C. Calle(2) Former Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Julio De Leon(3) Former Chief Financial Officer	2011 2010	N/A 49,500	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 49,500

(1)	Mr. Sikora was appointed president on March 5, 2006 and as chief financial officer on August 13, 2010.

(2)	Mr. Calle was appointed chief financial officer on July 13, 2009 and resigned on August 13, 2010.

(3)	Mr. De Leon was appointed chief financial officer on September 1, 2006 and resigned on July 13, 2009.

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

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2011.

Option Exercises

During our Fiscal year ended January 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

There are no family relationships between any of our directors, executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 22, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Sikora Officina 301 Edeficio El Crusero Carrera 48, 12 Sur - 148 Medellin, Colombia	5,433,750 Common(2)	1.56%
Duncan Bain 49 Midale Crescent London, ON, Canada M5X 3C2	5,000 Common	.0015%

Walter (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada V2R 4W7	2,500 Common	.0007%
Julio C. Calle Officina 301 Edeficio El Crusero Carrera 48, 12 Sur - 148 Medellin, Colombia	Nil	0%
Directors and Executive Officers as a Group	5,441,250 Common	1.80%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 22, 2011. As of June 22, 2011, there were 342,605,877 shares of our company’s common stock issued and outstanding.

(2) Includes 1,181,250 shares of common stock held in the name of Minera Primecap Resources S.A. for which James Sikora holds dispositive control.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2011 and for the fiscal year ended January 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2011 $	January 31, 2010 $
Audit Fees	18,600	13,400
Audit Related Fees	11,700	6,250
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	30,300	19,650

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

Exhibit	Description
Number
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).
10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).
10.8	Consulting Services Agreement between our company and Kerry Services Inc. (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2010)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.
(Registrant)

Dated: June 27, 2011	/s/ James Sikora
James Sikora
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2011	/s/ James Sikora
James Sikora
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: June 27, 2011	/s/ Duncan Bain
Duncan Bain
Director

Dated: June 27, 2011	/s/ Walter (Terry) Plummer
Walter (Terry) Plummer
Director