Form 10-Q
period 2011-04-30
Tao Minerals Ltd.
filed 2011-06-29
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

[   ] YES [X] NO

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
397,605,877 common shares issued and outstanding as of June 28, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated unaudited interim financial statements for the three month period ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
	2011	2011

ASSETS
Current
Cash	$144,803	$18,295
Prepaids	7,648	8,695
Total current assets	152,451	26,990

Mineral Properties
Mineral Rights	132,500	132,500
Total Mineral Properties	132,500	132,500

Total assets	$284,951	$159,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$101,578	$102,558
Note payable	173,548	272,846
Derivative liability	895,369	683,057
Due to related parties	195,508	199,047
Stock issuance liability	93,140	93,140
Other accrued liabilities	62,185	228,618
Total current liabilities	1,521,328	1,579,266

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding

Common stock: $0.001 par value, 1,000,000,000 shares authorized 306,644,021 shares and 196,631,122 shares issued and outstanding at April 30, 2011 and January 31, 2011	302,645	196,632
Additional paid-in capital	13,632,597	13,033,514
Accumulated other comprehensive loss	(44,083)	(39,255)
Deficit accumulated during exploration stage	(15,115,700)	(14,599,401)
Total stockholders’ deficit	(1,224,541)	(1,408,510)
Non-controlling interest	(11,836)	(11,266)
Total deficit	(1,236,377)	(1,419,776)
Total liabilities and deficit	$284,951	$159,490
The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	From Inception to	For the Three Months
	April 30, 2011	Ended April 30,
	(Unaudited)	2011	2010

OPERATING EXPENSES
Exploration expenses	$194,355	$46,181	$-
Professional fees	335,563	42,345	-
Director fees	120,000	-	-
Consulting fees	1,540,506	51,000	152,500
Legal fees	326,735	7,097	13,833
General and administrative	3,270,446	77,473	5,881
Impairment charge	4,719,650	-	-
LOSS FROM OPERATIONS	10,507,255	224,096	172,214
Total Operating Expenses	(10,507,255)	(224,096)	(172,214)
OTHER INCOME (EXPENSE)
Derivative expense	(1,965,118)	(101,539)	(265,112)
Loss on settlement of debt	(1,456,151)	-	-
Interest expense	(1,021,114)	(191,234)	(16,300)
Other loss, net	(1,067)	-	-
Foreign currency translation gain	1,531	-	-
TOTAL OTHER INCOME (EXPENSE)	(4,441,919)	(292,773)	(281,412)

Net loss for the period	(14,949,174)	(516,869)	(453,626)
Less: net loss attributable to noncontrolling interest	11,836	570	-
Net loss attributable to TAO common shareholders	$(14,937,338)	$(516,299)	$(453,626)
Other Comprehensive Loss
Foreign currency translation adjustment	(44,083)	(4,828)	(85)

Comprehensive Loss	$(14,981,421)	$(521,127)	$(453,711)

LOSS PER SHARE – BASIC		$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES:
- BASIC		252,423,890	2,398,502

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception to	For the Three Months
	April 30, 2011	Ended April 30,
	(Unaudited)	2011	2010
Cash Provided by (Used for) Operating
Activities
Net (loss) for the period	$(14,945,774)	$(516,299)	$(453,626)
Stock issued for services	3,286,386	-	-
Loss on settlement of debt	1,456,151	-	-
Impairment charges	4,719,650	-	-
Minority interest in loss	(13,401)	(570)	-
Changes in non-cash working capital items:
Prepaids	(7,648)	1,047	(5,000)
Discount on note payable	727,398	169,572	-
Accounts payable and accrued liabilities	1,282,858	(120,416)	161,172
Due to related parties	(286,130)	(3,539)	-
Derivative liability	2,065,119	101,540	265,112
Cash used by operations	(1,715,391)	(368,665)	(32,342)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)	-	-
Purchase of mineral rights	(379,941)	-	-
Cash used by investing activities	(513,496)	-	-
Financing Activities
Issuance of debt	2,365,320	500,000	33,800
Issuance of common stock	55,310	-	-
Cash provided by financing activities	2,420,630	500,000	33,800

Effect of Exchange Rate on Cash	(46,940)	(4,827)	-
Cash Increase (Decrease) During the Period	144,803	126,508	1,458
Cash, Beginning of Period	-	18,295	7,865
Cash and Equivalents, End of Period	$144,803	$144,803	$9,323

Supplemental Cash Flow Information;
The Company did not pay cash for either interest or taxes for the three months ended April 30, 2011 and 2010.

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $1,715,391 since inception and losses of $516,299 for the three months ended April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
Unaudited

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of April 30, 2011, the Company had capitalized $132,500 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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
Unaudited

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has $606,930 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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
Unaudited

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At April 30, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

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
Unaudited

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
Unaudited

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

On, June 30, 2006, the Company entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between our Company and Primecap Resources Inc. of Nevada, as amended by an amending agreement dated March 15, 2006.

The Agreement amends the total consideration that our Company is to pay Primecap Resources Inc. (“Primecap”) as to $100,000 on or before July 1, 2006 and $100,000 on or before July 1, 2007. This Agreement satisfy’s our obligation in assuming the above noted financial obligations under the HOA. The first $100,000 payment was made.

On May 9, 2008, we entered into a second amending agreement which clarifies the first amending agreement as follows:

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008 and was paid during the three months ended April 30, 2011. As of January 31, 2009 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $0.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $0.137 the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

During the year ended January 31, 2009 the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

El Colmillo Property

On September 13, 2006, Minera entered into an option agreement with Agronomicas de Colombia (“ADC”) to acquire a mineral rights concession from Colombia for a gold mine called El Colmillo intthe municipality of Antioquia, Colombia. In April 2008, Minera obtained a six month extension and on July 15, 2008, a modification of the original terms was obtained. The terms of the contract are now as follows:

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

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

The letter of intent provides the Company the right to examine the property for a period of one year and does not specify any acquisition terms or conditions. Should the Company decide to acquire the property the Company will negotiate and enter into a formal acquisition agreement. During the one year period of assessment the Company is responsible for all ongoing costs. At April 30, 2011, the Company was currently completing the due diligence related to this property.

4.	Related Party Transactions

a)	The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

b)	Management fees incurred for the three months ended April 30, 2011 totaled $30,000 to the President of the Company.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

5.	Notes Payable

	April 30,	January 31,
	2011	2011
	$	$
a) Demand loans - unsecured, non-interest bearing	50,020	50,020
b) Convertible notes - interest rate 12% per annum; due May 28, 2011	106,930	125,800
c) Convertible notes - interest rate 12% per annum; due February 15, 2011	–	250,000
d) Convertible notes - interest rate 12% per annum; due August 15, 2011	250,000	–
e) Convertible notes - interest rate 12% per annum; due August 21, 2011	250,000	–
Less: Discount on convertible notes	(483,402)	(152,974)
Convertible Notes	173,548	272,846
Less: Current Portion	(173,548)	(272,846)
Long Term Portion	–	–

a)	During the fiscal year ended January 31, 2010, the Company borrowed $50,020 of which $25,020 is owed to its President. The loans are unsecured, due on demand and bear no interest.

b)

During the year ended January 31, 2011, the Company entered a 12% convertible debenture for $125,800 is due in one year. The terms of the debenture indicate both the holder and the Company is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into common shares at a price per share equal to 50% of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion. Due to this provision, the embedded conversion options qualify for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liabilities at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to the value of $125,800.

During the three month period ended April 30, 2011, $18,870 was converted into 9,435,000 shares of the Company’s common stock.

c)

On August 15, 2010, the Company entered into a 12% convertible debenture due February 15, 2011 in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a price per share equal to the lowest 50% of the average of the 3 (three) lowest closing bid prices of the common stock for the 30 trading days immediately prior to the date that the Company receives notice of the conversion or 50% of the lowest trading price for the 20 trading days prior to closing of this agreement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $250,000.

During the three month period ended April 30, 2011, the $250,000 note and $15,000 of accrued interest was converted into 83,149,328 shares of the Company’s common stock.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

d)

On November 15, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and $0.0035. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At April 30, 2011, $8,825 of accretion had been recorded.

e)

On December 1, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and 50% of the lowest traded price for the 20 trading days prior to the closing of the agreement. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At April 30, 2011, $7,773 of accretion had been recorded.

6.	Common Stock

a)	During the three months ended April 30, 2011, the Company converted $268,870 of notes payable into 92,584,328 shares of the Company’s common stock.

b)	On March 4, 2011, the Company issued 3,428,571 shares of common stock for $12,000 consulting fees included in accounts payable.

c)	On April 27, 2011, the Company issued 10,000,000 shares of common stock for $20,000 of debt included in accounts payable.

d)

During the three month period ended April 30, 2010, the President converted $339,000 of accounts payable to 4,237,500 shares of stock and Minera Primecap converted $94,500 of accounts payable for 1,181,250 shares of stock.

7.	Commitments

a)

During May 2010, the Directors consented to a subscription of 999,000 shares of common stock at $0.10 per share ($99,900) to three individuals in a private placement. As of April 30, 2011, the private placement had not been completed.

b)

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 shares of common stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of April 30, 2011. The Company has accrued the fair value of the shares of $1,040 as a stock issuance liability.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

8.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at April 30, 2011 as follows:

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

	Fair Value Measurements Using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	Unobservable	Balance,
	instruments	Inputs	inputs	April 30,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Cash and cash equivalents	144,803	–	–	144,803
Convertible notes payable	–		(173,548)	(173,548)
Derivative liabilities	–	–	(895,369)	(895,369)
	144,803	–	(1,068,917)	(924,114)

The fair values of other financial instruments, which include accounts payable, due to related parties, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

9.	Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s convertible notes described in Note 5 contain a conversion feature that qualifies for embedded derivative classificiation. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the three months ended April 30, 2011:

Derivative Liabilities at April 30, 2010	$683,057
Addition of new derivative liabilities	500,000
Conversion of derivatives	(389,227)
Change in fair value of embedded conversion option	101,539
Derivative Liabilities at April 30, 2011	$895,369

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 138% - 503%; risk-free interest rates ranging from 0.04% - 0.53% and expected terms based on the contractual term.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

10.	Subsequent Events

Subsequent events were evaluated through June 13, 2011.

a)	Subsequent to April 30, 2011, the Company converted $65,000 of notes payable described in Note 5(d) into 50,000,000 shares of the Company’s common stock.

b)	Subsequent to April 30, 2011, the holder of the convertible debenture described in Note 5(b) converted $25,000 of the outstanding debt into 12,500,000 shares of the Company’s common stock.

c)	On May 17, 2011, the Company issued 7,461,874 shares of common stock for $13,058 of debt included in accounts payable at April 30, 2011.

d)	On May 24, 2011, the Company issued 10,000,000 shares of common stock for $10,000 of debt included in accounts payable at April 30, 2011.

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Tao Minerals Ltd. and our subsidiary Minera Tao S.A., unless otherwise indicated.

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

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 23, 2009 under the stock symbol “TAON”. Our CUSIP number is 87600P303.

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

Results of Operations

Three Months Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended April 30, 2011 which are included herein.

Our operating results for the three months ended April 30, 2011, for the three months ended April 30, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
						Ended
		Three Months Ended		Three Months Ended		April 30, 2011
		April 30, 2011		April 30, 2010		and April 30, 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$42,345	$	Nil		$42,345
Director Fees		$120,000	$	Nil		$120,000
Consulting fees		$51,000		$152,500		$(101,500)
Legal fees		$7,097		$13,833		$(6,736)
General and administrative		$77,473		$5,881		$71,592
Derivative expense		$(101,539)		$(265,112)		$(163,537)
Interest expense		$(191,234)		$(16,300)		$174,934
Net Income (Loss)		$(516,299)		$(453,626)		$63,243

Our consolidated financial statements report a net loss of $516,299 for the three month period ended April 30, 2011 compared to a net loss of $453,626 for the three month period ended April 30, 2010. Our losses have increased primarily as a result of increased professional fees, director fees and general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of April 30, 2011, our current total assets were $152,451 and our total current liabilities were $1,521,328 and we had a working capital deficit of $1,368,877. Our financial statements report a net loss of $516,869 for the three month period ended April 30, 2011, and a net loss of $14,949,174 for the period from September 23, 2004 (date of inception) to April 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Working Capital			Change between
			January 31,
	At	At	2011
	April 30,	January 31,	and April 30,
	2011	2011	2011
	($)	($)	($)
Current Assets	152,451	26,990	125,461
Current Liabilities	1,521,328	1,579,266	(57,937)
Working Capital/(Deficit)	(1,368,877)	(1,552,276)	183,399

Cash Flows		As at
		April 30,
		2011		2010

Net Cash (Used) Provided by Operating Activities		$368,665		$(32,342)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$500,000		$33,800
Cash Increase (Decrease) In Cash During The Period		$126,508		$1,458

We had cash in the amount of $144,803 as of April 30, 2011 as compared to $9,323 as of April 30, 2010. We had a working capital deficit of $1,368,877 as of April 30, 2011 compared to working capital deficit of $1,524,708 as of April 30, 2010.

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

Accounting Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of April 30, 2011, our company had capitalized $132,500 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our company has $606,930 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At April 30, 2011 and 2010, our company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $144,803 and a working capital deficit of $1,368,887 as at our quarter ended April 30, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended April 30, 2011 was $14,949,174. We have incurred losses for the quarter ended April 30, 2011 of $516,299. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to January 31, 2011, we issued 21,935,000 shares of our common stock to the holder of a convertible debenture for the conversion of $43,870. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

Subsequent to January 31, 2011, we issued 83,149,328 shares of common stock to settle $265,000 of principal and interest outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On March 4, 2011, we issued 3,428,571 shares of common stock for $12,000 consulting fees. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On April 27, 2011, we issued 10,000,000 shares of common stock for $20,000 of debt. We have issued all of the shares pursuant to an exemption from registration relying on We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

Subsequent to April 30, 2011, we issued 50,000,000 shares of our company’s common stock related to $65,000 of convertible notes. We have issued all of the shares pursuant to an exemption from registration relying on We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

Subsequent to April 30, 2011, we issued 12,500,000 shares of our company’s common stock related to the holder of a convertible debenture for the conversion of $25,000. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 17, 2011, we issued 7,461,874 shares of common stock for $13,058 of debt. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the

Securities Act of 1933, as amended.

On May 24, 2011, we issued 10,000,000 shares of common stock for $10,000 of debt. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the

Securities Act of 1933, as amended.

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

TAO MINERALS LTD.

Date: June 28, 2011	/s/ James Sikora
James Sikora
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)