Form 10-Q
period 2011-07-31
Tao Minerals Ltd.
filed 2011-12-21
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
[X] YES      [   ] NO

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
595,994,828 common shares issued and outstanding as of November 29, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended July 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
	2011	2011
ASSETS
Current
Cash	$14,492	$18,295
Prepaids	8,721	8,695
Total current assets	23,213	26,990

Mineral Properties
Mineral Rights	132,500	132,500
Total Mineral Properties	132,500	132,500

Total assets	$155,713	$159,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$88,676	$102,558
Note payable	282,672	272,846
Derivative liability	637,269	683,057
Due to related parties	186,039	199,047
Stock issuance liability	93,140	93,140
Other accrued liabilities	73,458	228,618
Total current liabilities	1,361,254	1,579,266

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized:
Preferred stock: $0.001 par value 1,000,000 shares authorized	-	-
None issued, allotted and outstanding

Common stock: $0.001 par value, 1,000,000,000 shares authorized 493,017,660 shares and 196,631,122 shares issued and outstanding at July 31, 2011 and January 31, 2011	493,019	196,632
Additional paid-in capital	13,846,754	13,033,514
Accumulated other comprehensive loss	(46,792)	(39,255)
Deficit accumulated during exploration stage	(15,486,446)	(14,599,401)
Total stockholders’ deficit	(1,193,465)	(1,408,510)
Non-controlling interest	(12,076)	(11,266)
Total deficit	(1,205,541)	(1,419,776)
Total liabilities and deficit	$155,713	$159,490

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	From
	Inception to	For the Six Months		For the Three Months
	July 31, 2011	Ended July 31,		Ended July 31,
	(Unaudited)	2011	2010	2011	2010

OPERATING EXPENSES
Exploration expenses	$197,556	$49,382	$-	$3,201	$-
Professional fees	357,362	64,141	-	21,799	16,808
Director fees	120,000	-	-	-	-
Consulting fees	1,591,506	102,000	193,333	51,000	63,333
Legal fees	333,356	13,718	26,441	6,621	-
General and administrative	3,354,248	161,278	1,821,903	83,802	1,789,322
Impairment charge	4,719,650	-	-	-	-
LOSS FROM OPERATIONS	10,673,678	390,519	2,041,677	166,423	1,869,463
Total Operating Expenses	(10,673,678)	(390,519)	(2,041,677)	(166,423)	(1,869,463)
OTHER INCOME (EXPENSE)
Derivative expense	(1,868,490)	(4,911)	(176,871)	96,628	88,241
Loss on settlement of debt	(1,456,151)	-	-		-
Interest expense	(1,322,305)	(492,425)	(50,764)	(301,191)	(34,463)
Other loss, net	(1,067)	-	-		-
Foreign currency translation gain	1,531	-	-		-
TOTAL OTHER
INCOME (EXPENSE)	(4,646,482)	(497,336)	(227,635)	(204,563)	53,778

Net loss for the period	(15,320,160)	(887,855)	(2,269,312)	(370,986)	(1,815,685)
Less: net loss attributable to noncontrolling interest	3,640	810	-	240	-
Net loss attributable to TAO common shareholders	$(15,316,520)	$(887,045)	$(2,269,312)	$(370,746)	$(1,815,685)
Other Comprehensive Loss
Foreign currency translation adjustment	(46,792)	(7,537)	(85)	(2,709)	-

Comprehensive Loss	$(15,363,312)	$(894,582)	$(2,269,397)	$(373,455)	$(1,815,685)

LOSS PER SHARE – BASIC		$(0.00)	$(0.14)	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES:
- BASIC		316,578,326	16,095,455	378,640,848	26,485,771

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception to	For the Six Months
	July 31, 2011	Ended July 31,
	(Unaudited)	2011	2010
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(15,316,520)	$(887,045)	$(2,269,312)
Stock issued for services	3,286,386	-	1,707,827
Loss on settlement of debt	1,456,151	-	-
Impairment charges	4,719,650	-	-
Minority interest in loss	(13,641)	(810)	-
Changes in non-cash working capital items:
Prepaids	(8,721)	(26)	(59,901)
Discount on note payable	986,437	428,611	-
Accounts payable and accrued liabilities	1,415,285	12,011	128,918
Due to related parties	(366,576)	(83,985)	-
Derivative liability	1,968,556	4,977	253,508
Cash used by operations	(1,872,993)	(526,267)	(238,960)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)	-	-
Purchase of mineral rights	(379,941)	-	-
Cash used by investing activities	(513,496)	-	-
Financing Activities
Issuance of debt	2,395,320	530,000	303,198
Issuance of common stock	55,310	-	-
Cash provided by financing activities	2,450,630	530,000	303,198

Effect of Exchange Rate on Cash	(49,649)	(7,536)	-
Cash Increase (Decrease) During the Period	14,492	(3,803)	64,238
Cash, Beginning of Period	-	18,295	7,865
Cash and Equivalents, End of Period	$14,492	$14,492	$72,103

Supplemental Cash Flow Information;
The Company did not pay cash for either interest or taxes for the six months ended July 31, 2011 and 2010.

The accompanying notes are an integral part of these financial statements.

1.	Organization

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $1,872,993 since inception and losses of $887,045 for the six months ended July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of July 31, 2011, the Company had capitalized $132,500 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has $529,430 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable, notes payable, derivative liabilities, amounts due to related parties, stock issuance liabilities and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, the fair value of derivative liabilities, stock issuance liabilities and convertible notes are determined based on “Level 3” inputs, which consist of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At July 31, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share- based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

On May 9, 2008, we entered into a second amending agreement which clarifies the first amending agreement as follows:

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008 and was paid. As of January 31, 2009 the Company has not issued the 300,000 shares of common stock due August 23, 2006 and the 300,000 shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300,000 shares of common stock on August 23, 2006 at $0.17 the closing price of the stock as of such date and $41,100 for the issuance liability of 300,000 shares of common stock at August 23, 2007 at $0.137 the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

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

The letter of intent provides the Company the right to examine the property for a period of one year and does not specify any acquisition terms or conditions. Should the Company decide to acquire the property the Company will negotiate and enter into a formal acquisition agreement. During the one year period of assessment the Company is responsible for all ongoing costs. At July 31, 2011, the Company was currently completing the due diligence related to this property.

Las Aquadas Property

During the six months ended July 31, 2011, the Company entered into a letter of intent to acquire the Las Aquadas property, a prospective gold project in Colombia. The prospective acquisition consists of five concessions located in the Central Cordillera region of Colombia. Collectively the concession covers an area of over 38,000 hectares.

The letter of intent provides the Company the right to examine the property for a period of one year and does not specify any acquisition terms or conditions. Should the Company decide to acquire the property the Company will negotiate and enter into a formal acquisition agreement.

The key point issues of the Proposed Transaction structure are as follows:

•	Listing on Frankfurt Exchange – The Company will undertake its best efforts within 90 days to seek a listing on the Frankfurt Exchange consistent with any and all listing requirements.
•

The vendor will transfer its interest in the Las Aquadas property with a minimum valuation of US$ 10,000,000 in exchange for a minimum of 60 % of the issued and outstanding shares warrants and/or debentures of Tao on a fully diluted basis conditioned upon the completion of the Financing.

•	Financing – the Company completing a financing for gross proceeds of at least US$ 10,000,000
•	James M. Sikora will agree to serve as the President of Tao on a full time basis for a period of at least two years from Closing.
•

The board of directors of the Company at closing shall be compromised of seven people, three nominees of the Company, three nominees of the vendor and the seventh nominee being jointly agreed upon by both parties.

•	The Closing shall occur no later than September 30, 2011

At July 31, 2011, the Company was currently completing the due diligence related to this property.

4.	Related Party Transactions

	a)	The Golondrina property was acquired from a Company controlled by James Sikora our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

	b)	Management fees incurred for the six months ended July 31, 2011 totaled $120,000 to the President of the Company.

5.	Notes Payable

	July 31,	January 31,
	2011	2011
	$	$
a) Demand loans - unsecured, non-interest bearing	25,020	50,020
b) Convertible notes - interest rate 12% per annum; due May 28, 2011	81,930	125,800
c) Convertible notes - interest rate 12% per annum; due February 15, 2011	–	250,000
d) Convertible notes - interest rate 12% per annum; due August 15, 2011	167,500	–
e) Convertible notes - interest rate 12% per annum; due August 21, 2011	250,000	–
f) Convertible notes - interest rate 12% per annum; due August 3, 2011	30,000	–
Less: Discount on convertible notes	(271,778)	(152,974)
Convertible Notes	282,672	272,846
Less: Current Portion	(282,672)	(272,846)
Long Term Portion	–	–

a)

During the fiscal year ended January 31, 2010, the Company borrowed $50,020 of which $25,020 is owed to its President. During the six months ended July 31, 2011, $25,000 of the loans were secured with a convertible note (Note 5(g)) and converted into 26,000,000. The remaining $25,020 of loans are unsecured, due on demand and bear no interest.

b)

During the year ended January 31, 2011, the Company entered into a 12% convertible debenture for $125,800 is due in one year. The terms of the debenture indicate both the holder and the Company is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into common shares at a price per share equal to 50% of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion. Due to this provision, the embedded conversion options qualify for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liabilities at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to the value of $125,800.

At July 31, 2011, $43,870 has been converted into 28,846,765 shares of the Company’s common stock.

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

During the six month period ended July 31, 2011, the $250,000 note and $15,000 of accrued interest was converted into 83,149,328 shares of the Company’s common stock.

d)

On November 15, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and $0.0035. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At July 31, 2011, $83,101 of accretion had been recorded.

During the six month period ended July 31, 2011, $82,500 of the note was converted into 85,000,000 shares of the Company’s common stock.

e)

On December 1, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and 50% of the lowest traded price for the 20 trading days prior to the closing of the agreement. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At July 31, 2011, $80,057 of accretion had been recorded.

During the six month period ended July 31, 2011, $16,500 of accrued interest was converted into 19,411,765 shares of the Company’s common stock.

f)

On February 3, 2011, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $500,000. At July 31, 2011, the Company had received $30,000 of proceeds relating to the debenture. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and $0.004. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $30,000. At July 31, 2011, $12,564 of accretion had been recorded.

g)

On May 31, 2010, the Company entered into a 8% convertible debenture due November 30, 2011 in the amount of $25,000 to secure the demand loan referred to in Note 5(a). The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, variable conversion price equal to the lower of 50% of the three lowest trading prices for the common stock during the 30 trading days prior to the date of the conversion notice and 50% of the lowest traded price for the 20 trading days prior to the closing of the agreement. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 30, 2011. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the three lowest traded prices of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. At July 31, 2011, $25,000 of accretion had been recorded and the $25,000 note and $1,000 of accrued interest was converted into 26,000,000 shares of the Company’s common stock.

6.	Common Stock

	a)	During the six months ended July 31, 2011, the Company converted $433,870 of notes payable and interest into 235,496,093 shares of the Company’s common stock.

	b)	During the six months ended July 31, 2011 the company converted $38,058 of accounts payable to 47,461,874 shares of common stock.

	c)	On March 4, 2011, the Company issued 3,428,571 shares of common stock for $12,000 consulting fees included in accounts payable.

	d)	On April 27, 2011, the Company issued 10,000,000 shares of common stock for $20,000 of debt included in accounts payable.

e)

During the six month period ended July 31, 2010, the President converted $339,000 of accounts payable to 4,237,500 shares of stock and Minera Primecap converted $94,500 of accounts payable for 1,181,250 shares of stock.

7.	Commitments

a)

During May 2010, the Directors consented to a subscription of 999,000 shares of common stock at $0.10 per share ($99,900) to three individuals in a private placement. As of July 31, 2011, the private placement had not been completed.

b)

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100,000 shares of common stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of July 31, 2011. The Company has accrued the fair value of the shares of $1,040 as a stock issuance liability.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at July 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	Unobservable	Balance,
	instruments	Inputs	inputs	July 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Cash and cash equivalents	14,492	–	–	14,492
Convertible notes payable	–		(282,672)	(282,672)
Derivative liabilities	–	–	(637,269)	(637,269)
	14,492	–	(919,941)	(905,449)

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

The following table summarizes the change in derivative liabilities for the three months ended July 31, 2011:

Derivative Liabilities at January 31, 2011	$683,057
Addition of new derivative liabilities	555,000
Conversion of derivatives	(605,699)
Change in fair value of embedded conversion option	4,911
Derivative Liabilities at July 31, 2011	$637,269

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 138% - 503%; risk-free interest rates ranging from 0.04% - 0.53% and expected terms based on the contractual term.

10.	Subsequent Events

Subsequent events were evaluated through October 25, 2011.

	a)	On August 9, 2011, the Company converted $15,000 of accounts payable into 30,000,000 shares of the Company’s common stock.

	b)	On August 11, 2011, the Company converted $15,500 of accounts payable into 34,444,444 shares of the Company’s common stock.

	c)	Subsequent to July 31, 2011, the holder of the convertible debenture described in Note 5(b) converted $26,579 of the outstanding debt into 58,951,492 shares of the Company’s common stock.

	d)	Subsequent to July 31, 2011, the holder of the convertible debenture described in Note 5(b) converted $10,500 of the outstanding debt into 35,000,000 shares of the Company’s common stock.

e)

On September 12, 2011, the Company filed a Certificate of Change to effect a 1,000 to 1 reverse stock split of its authorized capital and its issued and outstanding shares. As a result, the authorized capital will decrease from 1,000,000,000 shares with a par value of $0.001 per share to 1,000,000 shares with a par value of $0.001 per share. The issued and outstanding shares will decrease from 671,931,178 shares with a par value of $0.001 to 671,931 shares with a par value of $0.001. The Certificate of Change has not been approved by FINRA.

f)

On September 13, 2011, the Company filed a Certificate of Designation to designate 10,000,000 shares of preferred stock with a par value of $0.001 as Series A Preferred Stock with a par value of $0.001 per share. The Series A Preferred Stock shall rank senior to the Company’s common stock and to all other classes and series of equity security of the Company.

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

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 23, 2009 under the stock symbol “TAON”. Our CUSIP number is87600P 402.

Effective September 13, 2011 we amended our Articles of Incorporation to create a series of preferred stock, designated as Series A Preferred Stock, consisting of 10,000,000 shares with a par value of $0.001 per share. The Series A Preferred Stock shall rank senior to our company’s common stock and to all other classes and series of equity security of our company.

On August 24, 2011 the directors of our company approved the consolidation of our authorized and issued and outstanding common stock on a 1,000 old for 1 new basis. Upon effect of the consolidation, our company's authorized shares of common stock shall decrease from 1,000,000,000 to 1,000,000 shares of common stock, and our issued and outstanding shares of common stock shall decrease from 671,931,178 shares of common stock to 671,931, all with a par value of $0.001. As of the date of this quarterly report we have not received regulatory approval for this transaction.

On July 16, 2008, through our majority owned subsidiary Minera Tao S.A., we entered into an amended option agreement with Agrominas De Colombia, LTDA to acquire 80% of a mining interest called El Comillo in Antioquia, Colombia. The agreement amended the terms of the original option agreement entered into by Minera Tao on October 2, 2007, and subsequently extended on April 18, 2008.

Under the terms of the amended option agreement, the purchase price of the option is $1.42 billion Colombian pesos or approximately US$825,000 dollars. We paid $80,000,000 pesos (approximately US$50,000) upon closing of the option agreement and are obligated to pay $40,000,000 pesos on the 15th of every month until $320,000,000 pesos has been paid. Thereafter 20% of production will be paid until $1.1 billion pesos have been received by Agrominas De Colombia. After the acquisition price is paid Agrominas De Colombia will continue to receive 20% of the mining production. Upon receipt of $1.42 billion pesos by Agrominas De Colombia the option will be exercised and 80% ownership in the property will be transferred to Minera Tao. To date, we have paid to Agrominas De Colombia $240,000,000 pesos (or US$150,000). Our company suspended operations on this property in December 2008 due to our personnel being met by Columbian rebels demanding a war tax. We immediately reported the activity to the authorities. Pursuant to a force majeure clause in the contract, we are allowed to cease operations until the cause that activates this clause is resolved. We are still assessing the risk on this property and operations are still suspended.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2011 which are included herein.

Three Months Ended July 31, 2011 and 2010

Our operating results for the three months ended July 31, 2011, for the three months ended July 31, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
						Ended
		Three Months Ended		Three Months Ended		July 31, 2011
		July 31, 2011		July 31, 2010		and July 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Exploration expenses		$3,201	$	Nil		$3,201
Professional fees		$21,799		$16,808		$4,991
Consulting fees		$51,000		$63,333		$(12,333)
Legal fees		$6,621	$	Nil		$6,621
General and administrative		$83,802		$1,789,322		$(1,705,520)
Other Income (Expense)
Derivative expense		$(96,628)		$(88,241)		$(8,387)
Interest expense		$301,191		$34,463		$266,728
Net Income (Loss)		$(370,986)		$(1,815,685)		$(1,444,699)

Our consolidated financial statements report a net loss of $1,514,494 for the three month period ended July 31, 2011 compared to a net loss of $1,815,685 for the three month period ended July 31, 2010. Our losses have decreased primarily as a result of a reduction in consulting fees and general and administrative expenses.

Six Months Ended July 31, 2011 and 2010

Our operating results for the six months ended July 31, 2011, for the six months ended July 31, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Six Month Period
						Ended
		Six Months Ended		Six Months Ended		July 31, 2011
		July 31, 2011		July 31, 2010		and July 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Exploration expenses		$49,382	$	Nil		$49,382
Professional fees		$64,141	$	Nil		$64,141
Consulting fees		$102,000		$193,333		$(91,333)
Legal fees		$13,718		$26,441		$(12,723)
General and administrative		$161,275		$1,821,903		$(1,660,628)
Other Income (Expense)
Derivative expense		$4,911		$176,871		$(171,960)
Interest expense		$492,425		$50,764		$441,661
Net Income (Loss)		$(887,855)		$(2,269,312)		$(1,381,457)

Our consolidated financial statements report a net loss of $887,855 for the six month period ended July 31, 2011 compared to a net loss of $2,269,312 for the six month period ended July 31, 2010. Our losses have decreased primarily as a result of a reduction in consulting fees and general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of July 31, 2011, our current total assets were $23,213 and our total current liabilities were $1,361,254 and we had a working capital deficit of $1,338,041. Our financial statements report a net loss of $887,885 for the six month period ended July 31, 2011, and a net loss of $15,320,160 for the period from September 23, 2004 (date of inception) to July 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Working Capital			Change between
			January 31,
	At	At	2011
	July 31,	January 31,	and July 31,
	2011	2011	2011
	($)	($)	($)
Current Assets	23,213	26,990	(3,777)
Current Liabilities	1,361,254	1,579,266	(218,012)
Working Capital/(Deficit)	(1,338,041)	(1,552,726)	(214,685)

Cash Flows		As at
		July 31,
		2011		2010

Net Cash (Used) Provided by Operating Activities		$(526,267)		$(238,960)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$530,000		$303,198
Cash Increase (Decrease) In Cash During The Period		$(3,803)		$64,238

We had cash in the amount of $14,492 as of July 31, 2011 as compared to $72,103 as of July 31, 2010. We had a working capital deficit of $1,338,041 as of July 31, 2011 compared to working capital deficit of $1,552,726 as of July 31, 2010.

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of July 31, 2011, our company had capitalized $132,500 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our company has $529,430 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At July 31, 2011 and 2010, our company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $14,492 and a working capital deficit of $1,338,041 as at our quarter ended July 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended July 31, 2011 was $15,320,160. We have incurred losses for the quarter ended July 31, 2011 of $370,986. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2011, we issued 12,500,000 shares of our common stock to settle $25,000 outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 13, 2011, we issued 20,000,000 shares of our common stock to settle $35,000 outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 18, 2011, we issued 7,461,874 shares of our common stock to settle $13,058.28 of debt. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 24, 2011, we issued 30,000,000 shares of our common stock to settle $30,000 outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 25, 2011, we issued 10,000,000 shares of our common stock to settle $10,000 of debt. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the

Securities Act of 1933, as amended.

On July 5, 2011 we issued 26,000,000 shares of our common to settle $26,000 outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On July 20, 2011, we issued 19,411,765 shares of our common to settle $16,500 in interest outstanding relating to a convertible note. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

On July 28, 2011, we issued 35,000,000 shares of our common stock to settle $17,500 outstanding relating to a convertible note. Also on July 28, 2011, we issued 30,000,000 shares of our common stock to settle $15,000 of debt. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved] Item 5. Other Information None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009).

3.5	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 12, 2011).

3.6*	Certificate of Designation

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).

10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

101**	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2011 furnished in XBRL).

Exhibit	Description
Number
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

Date: December 21, 2011	/s/ James Sikora
James Sikora
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)