Form 10-Q/A
period 2011-07-31
Tao Minerals Ltd.
filed 2012-01-05
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES      [ X ] NO

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

Explanatory Note: Our company is filing this Form 10-Q/A for the period ended July 31, 2011 to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was a not a “Shell Company” at the date of filing the Form 10-Q. The above described changes had no affect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on December 21, 2011, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).

10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

Exhibit	Description
Number
101**	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Previously filed on Form 10-Q, filed on December 21, 2011. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

Date: January 4 , 2012	/s/ James Sikora
James Sikora
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)