Form 10-Q
period 2011-10-31
Tao Minerals Ltd.
filed 2012-02-15
CIK 1320338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number 000-51922

TAO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-1682702
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Officina 301 Edeficio El Crusero, Carrera 48, 12 Sur –	N/A
148 Medellin, Colombia
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[ ] YES [X] NO

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

1,624,511 common shares issued and outstanding as of February 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
	2011	2011

ASSETS
Current
Cash	$6,488	$18,295
Prepaids	32,682	8,695
Total current assets	39,170	26,990

Mineral Properties
Mineral Rights	143,365	132,500

Total Mineral Properties	143,365	132,500

Total assets	$182,535	$159,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current

Accounts payable and accrued expenses	$123,303	$102,558
Note payable	672,481	272,846
Derivative liability	1,745,008	683,057
Due to related parties	183,340	199,047
Stock issuance liability	93,140	93,140
Other accrued liabilities	81,353	228,618
Total current liabilities	2,898,625	1,579,266

STOCKHOLDERS’ DEFICIT
Share Capital
Authorized: Preferred stock: $0.001 par value, Series A Convertible Preferred Stock, 100,000,000 shares authorized,10,000,000 shares issued at October 31, 2011, and None at January 31, 2011	10,000	-

Common stock: $0.001 par value, 1,000,000 shares authorized 595,987 shares and 196,631 shares issued and outstanding at October 31, 2011 and January 31, 2011	596	197
Additional paid-in capital	14,333,708	13,229,949
Accumulated other comprehensive loss	(39,223)	(39,255)
Deficit accumulated during exploration stage	(17,008,663)	(14,599,401)
Total stockholders’ deficit	(2,703,582)	(1,408,510)
Non-controlling interest	(12,508)	(11,266)
Total deficit	(2,716,090)	(1,419,776)
Total liabilities and deficit	$182,535	$159,490

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	From
	Inception to	For the Nine Months		For the Three Months
	October 31, 2011	Ended October 31,		Ended October 31,
	(Unaudited)	2011	2010	2011	2010

OPERATING EXPENSES
Exploration expenses	$214,508	$66,334	$-	$16,952	$-
Professional fees	377,121	83,900	-	19,759	-
Director fees	120,000	-	-	-	-
Consulting fees	1,646,597	157,091	295,207	55,091	101,874
Legal fees	339,902	20,264	28,647	6,546	2,206
General and administrative	3,385,334	192,364	2,758,531	31,086	936,628
Impairment charge	4,719,650	-	-	-	-
LOSS FROM OPERATIONS	10,803,112	519,953	3,082,385	129,434	1,040,708
Total Operating Expenses	(10,803,112)	(519,953)	(3,082,385)	(129,434)	(1,040,708)
OTHER INCOME (EXPENSE)
Derivative expense	(2,850,891)	(987,312)	(1,229,608)	(982,401)	(1,052,737)
Loss on settlement of debt	(1,456,151)	-	-	-	-
Interest expense	(1,733,119)	(903,239)	(172,009)	(410,814)	(121,245)
Other loss, net	(1,067)	-	-	-	-
Foreign currency translation gain	1,531	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	(6,039,697)	(1,890,551)	(1,401,617)	(1,393,215)	(1,173,982)

Net loss for the period	(16,842,809)	(2,410,504)	(4,484,002)	(1,522,649)	(2,214,690)
Less: net loss attributable to noncontrolling interest	4,072	1,242	-	432	-
Net loss attributable to TAO common shareholders	$(16,838,737)	$(2,409,262)	$(4,484,002)	$(1,522,217)	$(2,214,690)
Other Comprehensive Loss
Foreign currency translation adjustment	(39,223)	32	-	7,569	-
Comprehensive Loss	$(16,877,960)	$(2,409,230)	$(4,484,002)	$(1,514,648)	$(2,214,690)

LOSS PER SHARE – BASIC		$(6.17)	$(156.28)	$(2.65)	$(41.41)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES: - BASIC		390,327	28,693	575,203	53,478

The accompanying notes are an integral part of these financial statements.

TAO MINERALS LTD. And Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception to	For the Nine Months
	October 31, 2011	Ended October 31,
	(Unaudited)	2011	2010
Cash Provided by (Used for) Operating Activities
Net (loss) for the period	$(16,838,737)	$(2,409,262)	$(4,484,002)
Stock issued for services	3,288,677	2,291	2,604,000
Loss on settlement of debt	1,456,151	-	-
Impairment charges	4,719,650	-	-
Minority interest in loss	(14,073)	(1,242)	-
Changes in non-cash working capital items:
Prepaids	(32,682)	(23,987)	(54,831)
Discount on note payable	710,800	152,974	-
Accounts payable and accrued liabilities	1,384,923	(18,351)	169,366
Due to related parties	(298,299)	(15,708)	-
Derivative liability	3,625,890	1,662,311	1,435,366
Cash used by operations	(1,997,700)	(650,974)	(330,101)
Investing Activities
Acquisition of subsidiary	(114,185)	-	-
Purchase of fixed assets	(19,370)	-	-
Purchase of mineral rights	(379,941)	-	-
Cash used by investing activities	(513,496)	-	-
Financing Activities
Issuance of debt	2,515,320	650,000	325,800
Issuance of common stock	55,310	-	-
Cash provided by financing activities	2,570,630	650,000	325,800

Effect of Exchange Rate on Cash	(52,946)	(10,833)	(159)
Cash Increase (Decrease) During the Period	6,488	(11,807)	(4,460)
Cash, Beginning of Period	-	18,295	7,865
Cash and Equivalents, End of Period	$6,488	$6,488	$3,405

Please see note #11 for additional supplemental cash flow information.

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has cumulative negative cash flows from operations of $1,997,700 since inception and losses of $2,409,262 for the nine months ended October 31, 2011. This raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of TAO Minerals, Ltd. (“TAO”) and its 99% owned subsidiary, Minera TAO, SA “Minera”. Collectively, the consolidated entities are referred to herein as the “Company”. All significant inter-company transactions have been eliminated. The Company’s fiscal year end is January 31.

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

Cash Equivalents

For purposes of the statement of cash flows, cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of October 31, 2011, the Company had capitalized $143,365 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has 10,000,000 shares of Series A Preferred stock and $647,461 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

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

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts payable, notes payable, derivative liabilities, amounts due to related parties, stock issuance liabilities and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, the fair value of derivative liabilities, stock issuance liabilities and convertible notes are determined based on “Level 3” inputs, which consist of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At October 31, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

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

Golondrina Property

On October 22, 2004, the Company acquired the mining rights to two claims collectively known as the Whale Mine property for a purchase price of $3,000. The Company received rights to all minerals contained in the Whale Mine property. During the year ended January 31, 2008, the Company abandoned the property and wrote off the capitalized amount of $3,000.

On February 28, 2006, the Company entered into an Assignment Agreement (the “Definitive Agreement”), with Primecap Resources Inc., of Las Vegas, Nevada, (Primecap), concerning the acquisition of Primecap’s option (the “Option”) to acquire a 100% interest in the Risaldo La Golondrina D14-082 mineral property located in Narino, Colombia (the “Property”). Primecap had been granted the Option by Nueva California S.A., of Medellin, Colombia, pursuant to the terms and conditions of a Heads of Agreement dated August 23, 2004 (the “HOA”).

The Definitive Agreement provides for the assignment of the Option for the following consideration:

Payment of $150,000 (paid on April 13, 2006) and the issuance of 2,500 split-adjusted shares of common stock, subject to applicable trading restrictions, to Nueva California. In addition, the Company will assume Primecap’s financial obligations under the HOA as follows:

1.	$30,000 upon execution of the HOA, which amount has been paid;

2.	$20,000 on or before August 23, 2005, which amount has been paid;

3.	$32,000 on or before August 23, 2006;

4.	$40,000 on or before August 23, 2007;

5.	$48,000 on or before August 23, 2008; and

6.	$160,000 on or before August 23, 2009.

7.	200 split-adjusted shares of the Assignor, as of August 23, 2004, which issuance has been completed;

8.	200 split-adjusted shares of the Assignor, as of August 23, 2005, which issuance has been completed;

9.	300 split-adjusted shares of the Assignor, as of August 23, 2006;

10.	300 split-adjusted shares of the Assignor, as of August 23, 2007

On, June 30, 2006, the Company entered into an amending agreement (the “Agreement”) which Agreement amended certain terms of an assignment agreement (the “Assignment Agreement”) dated February 28, 2006, between the Company and Primecap, as amended by an amending agreement dated March 15, 2006.

The Agreement amends the total consideration that the Company is to pay Primecap as to $100,000 on or before July 1, 2006 and $100,000 on or before July 1, 2007. This Agreement satisfy’s the Company’s obligation in assuming the above noted financial obligations under the HOA. The first $100,000 payment was made.

On May 9, 2008, the Company entered into a second amending agreement which clarifies the first amending agreement as follows:

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

Items 1 through 6 of the HOA agreement are deleted. The total amounts payable to Primecap remains as amended in the first amendment. The second $100,000 payment is now due on or before August 1, 2008 and was paid. As of January 31, 2009, the Company has not issued the 300 split-adjusted shares of common stock due August 23, 2006 and the 300 split-adjusted shares of common stock due August 23, 2007. The Company has accrued $51,000 as a liability for the issuance of 300 split-adjusted shares of common stock on August 23, 2006 at $0.17 per share, the closing price of the stock as of such date, and $41,100 as a liability for the issuance of 300 split-adjusted shares of common stock on August 23, 2007 at $0.137 per share, the closing price of the stock at such date. The Company has no further obligations under the HOA agreement other than those stated here.

During the year ended January 31, 2009, the Company wrote off the $350,000 capitalized cost of the Golondrina property. The Company has not been fiscally able to obtain an appraisal or other means of valuing the market value of such property.

El Colmillo Property

On September 13, 2006, Minera entered into an option agreement with Agronomicas de Colombia (“ADC”) to acquire a mineral rights concession from Colombia for a gold mine called El Colmillo intthe municipality of Antioquia, Colombia. In April 2008, Minera obtained a six month extension and on July 15, 2008, a modification of the original terms was obtained. The terms of the contract are now as follows:

1.	Payment of $80,000,000 Colombian pesos (“COP”) (approximately $50,000)

2.	Payment of $40,000,000 COP (approximately $25,000) on the 15th of every month until the initial and monthly payments reach $320,000,000 COP (approximately $200,000)

3.	A royalty of 40% of net production until $1,100,000,000 COP (approximately $687,500) has been paid.

When 80% of item 3 has been reached ADC will pass legal title of the concession to Minera and will receive a 20% net royalty as long as the concession is maintained.

4.

Minera has paid $240,000,000 COP (approximately $150,000) through December 2008 of the $320,000,000 COP (approximately $200,000). During the month of December 2008 Minera personnel were met at the site by Colombian rebels that demanded a war tax. The Company immediately stopped its development efforts and reported the activity to the authorities. A force majeure clause in the contract allows Minera to cease operations until the cause that activates this clause is resolved.

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

The letter of intent provides the Company the right to examine the property for a period of one year and does not specify any acquisition terms or conditions. Should the Company decide to acquire the property the Company will negotiate and enter into a formal acquisition agreement. During the one year period of assessment the Company is responsible for all ongoing costs. At October 31, 2011, the Company was currently completing the due diligence related to this property.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

Las Aquadas Property

During the nine months ended October 31, 2011, the Company entered into a letter of intent to acquire the Las Aquadas property, a prospective gold project in Colombia. The prospective acquisition consists of five concessions located in the Central Cordillera region of Colombia. Collectively the concession covers an area of over 38,000 hectares.

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

  The vendor will transfer its interest in the Las Aquadas property with a minimum valuation of $10,000,000 in exchange for a minimum of 60 % of the issued and outstanding shares warrants and/or debentures of Tao on a fully diluted basis conditioned upon the completion of the Financing.

  Financing – the Company completing a financing for gross proceeds of at least $10,000,000

  James M. Sikora will agree to serve as the President of Tao on a full time basis for a period of at least two years from Closing.

  The board of directors of the Company at closing shall be compromised of seven people, three nominees of the Company, three nominees of the vendor and the seventh nominee being jointly agreed upon by both parties.

  The Closing shall occur no later than September 30, 2011

The Company has decided not to exercise its letter of intent to acquire this property.

4.	Related Party Transactions

	a)	The Golondrina property was acquired from a Company controlled by James Sikora, our current president. At the time of the acquisition Mr. Sikora was not related to the Company.

	b)	Management fees incurred for the nine months ended October 31, 2011 totaled $90,000 to the President of the Company.

c)

During the nine months ended October 31, 2011, the Company issued 581,250 shares of Series A Preferred Stock with a fair value of $291 to the President of the Company. The President of the Company also converted 5,418,750 pre-split-adjusted shares of common stock that he held into 5,418,750 shares of Series A Preferred Stock.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

5.	Notes Payable

		October 31,	January 31,
		2011	2011
		$	$
a)	Demand loans - unsecured, non-interest bearing	25,020	50,020
b)	Convertible notes - interest rate 12% per annum; due May 28, 2011	81,930	125,800
c)	Convertible notes - interest rate 12% per annum; due February 15, 2011	–	250,000
d)	Convertible notes - interest rate 12% per annum; due August 15, 2011	187,000	–
e)	Convertible notes - interest rate 12% per annum; due August 21, 2011	228,531	–
f)	Convertible notes - interest rate 12% per annum; due August 3, 2011	150,000	–
	Less: Discount on convertible notes	–	(152,974)
Convertible Notes		672,481	272,846
Less: Current Portion		(672,481)	(272,846)
Long Term Portion		–	–

a)

During the fiscal year ended January 31, 2010, the Company borrowed $50,020 of which $25,020 is owed to its President. During the nine months ended October 31, 2011, $25,000 of the loans were secured with a convertible note (Note 5(g)) and converted into 26,000 split-adjusted shares of common stock. The remaining $25,020 of loans are unsecured, due on demand and bear no interest.

b)

During the year ended January 31, 2011, the Company entered into a 12% convertible debenture for $125,800 due in one year. The terms of the debenture indicate both the holder and the Company is entitled, at their option, to convert at any time and from time to time, all or any part of the principal amount, plus accrued interest into common shares at a price per share equal to 50% of the lowest trading price of the common stock for the 30 days immediately prior to the notice of conversion. Due to this provision, the embedded conversion options qualify for derivative accounting under ASC 815-15 (See Note 10below). This fair value of the derivative liabilities at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to the value of $125,800.

At October 31, 2011, $43,870 has been converted into 28,847 split-adjusted shares of the Company’s common stock and $81,930 remains outstanding.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

c)

On August 15, 2010, the Company entered into a 12% convertible debenture due February 15, 2011 in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a price per share equal to the lowest 50% of the average of the 3 (three) lowest closing bid prices of the common stock for the 30 trading days immediately prior to the date that the Company receives notice of the conversion or 50% of the lowest trading price for the 20 trading days prior to closing of this agreement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $250,000.

During the nine month period ended October 31, 2011, the $250,000 note and $15,000 of accrued interest was converted into 83,149 split-adjusted shares of the Company’s common stock.

d)

On November 15, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and $0.0035. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At October 31, 2011, $250,000 of accretion had been recorded.

During the nine month period ended October 31, 2011, $63,000 of the note was converted into 55,000 split- adjusted shares of the Company’s common stock.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

e)

On December 1, 2010, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $250,000. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and 50% of the lowest traded price for the 20 trading days prior to the closing of the agreement. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $250,000. At July 31, 2011, $250,000 of accretion had been recorded.

During the nine month period ended October 31, 2011, principal amount of $21,469 and accrued interest of $21,610 were converted into 78,363 split-adjusted shares of the Company’s common stock.

f)

On February 3, 2011, the Company entered into a 12% convertible debenture due 180 days from the date of advancement in the amount of $500,000. At October 31, 2011, the Company had received $150,000 of proceeds relating to the debenture. The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, at a variable conversion price equal to the lower of 50% of the lowest trading price for the common stock during the 30 trading days prior to the date of the conversion notice and $0.004. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on 180 days from the date of advancement. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the lowest traded price of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $150,000. At October 31, 2011, $150,000 of accretion had been recorded.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

g)

On May 31, 2010, the Company entered into a 8% convertible debenture due November 30, 2011 in the amount of $25,000 to secure the demand loan referred to in Note 5(a). The Holder is entitled, at its option, to convert at any time and from time to time, all or any part of the principal amount of this debenture, plus accrued interest, into common shares, variable conversion price equal to the lower of 50% of the three lowest trading prices for the common stock during the 30 trading days prior to the date of the conversion notice and 50% of the lowest traded price for the 20 trading days prior to the closing of the agreement. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 30, 2011. Likewise the Company is entitled, at its option, at any time and from time to time, to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price equal to 50% of the three lowest traded prices of the common stock for the prior 20 trading days that the Company issues such a notice of conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below). This fair value of the derivative liability at issuance resulted in a full discount to the note payable. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. At October 31, 2011, $25,000 of accretion had been recorded and the $25,000 note and $1,000 of accrued interest was converted into 26,000 split-adjusted shares of the Company’s common stock.

6.	Preferred Stock

On September 13, 2011, the Company filed a Certificate of Designation to designate 10,000,000 shares of preferred stock with a par value of $0.001 as Series A Preferred Stock with a par value of $0.001 per share. The Series A Preferred Stock shall rank senior to the Company’s common stock and to all other classes and series of equity security of the Company. Each share of Series A Preferred Stock is convertible into one shares of common stock, provided that the Company has a sufficient number of authorized shares of common stock for such conversion.

On September 14, 2011, the Company issued 4,581,250 shares of Series A preferred stock with a fair value of $2,291 to the President and Directors of the Company for consulting services rendered during the nine months ended October 31, 2011. The President of the Company also converted 5,418,750 pre-split-adjusted shares of common stock that he held into 5,418,750 shares of Series A preferred stock.

7.	Common Stock

	a)	During the nine months ended October 31, 2011, the Company converted $440,949 of notes payable and interest into 299,448 split-adjusted shares of the Company’s common stock.

	b)	During the nine months ended October 31, 2011 the company converted $58,558 of accounts payable to 101,906 split-adjusted shares of common stock.

	c)	On March 4, 2011, the Company issued 3,429 split-adjusted shares of common stock for $12,000 consulting fees included in accounts payable.

	d)	On August 26, 2011, the Company increased its authorized common shares to 1 billion.

	e)	On September 14, 2011, the President of the Company converted 5,418,750 pre-split-adjusted shares of common stock that he held into 5,418,750 shares of Series A preferred stock.

f)

On September 15, 2011, the Company effected a 1,000 to 1 reverse stock split of its authorized capital and its issued and outstanding shares. As a result, the authorized capital decreased from 1,000,000,000 shares with a par value of $0.001 per share to 1,000,000 shares with a par value of $0.001 per share. The issued and outstanding shares decreased from 601,413,596 shares with a par value of $0.001 to 601,414 shares with a par value of $0.001. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

8.	Commitments

a)

During May 2010, the Directors consented to a subscription of 999 split-adjusted shares of common stock at $100 per share ($99,900) to three individuals in a private placement. As of October 31, 2011, the private placement had not been completed.

b)

On May 15, 2010, the Company signed an investor relations agreement to provide marketing, promotional and investor relations services through November 1, 2010. The cost of these services will be the issuance of 100 split-adjusted shares of common stock and a monthly fee of $3,000. The monthly fee is being paid but the stock has not been issued as of October 31, 2011. The Company has accrued the fair value of the shares of $1,040 as a stock issuance liability.

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

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at October 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	Unobservable	Balance,
	instruments	Inputs	inputs	October 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Cash and cash equivalents	6,488	–	–	6,488
Convertible notes payable	–	–	(647,460)	(647,460)
Derivative liabilities	–	–	(1,745,008)	(1,745,008)
	6,488	–	(2,392,468)	(2,385,980)

The fair values of other financial instruments, which include accounts payable, due to related parties, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

10.	Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s convertible notes described in Note 5 contain a conversion feature that qualifies for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the nine months ended October 31, 2011:

Derivative Liabilities at January 31, 2011	$683,057
Addition of new derivative liabilities	675,000
Conversion of derivatives	(600,361)
Change in fair value of embedded conversion option	987,312
Derivative Liabilities at October 31, 2011	$1,745,008

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 138% - 391%; risk-free interest rates ranging from 0.01% - 0.26% and expected terms based on the contractual term.

TAO MINERALS LTD. and Subsidiary
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

11.	Supplemental Cash Flow Information

For the nine months ended October 31, 2011:

	a)	The Company did not pay cash for either interest or taxes for the nine months ended October 31, 2011.

b)

Significant non-cash transactions during the nine months ended October 31, 2011 included $1,003,701 of notes and derivatives payables and $37,610 of accrued interest that were converted into 299,447 split- adjusted shares of common stock and issuance of 4,581,250 Series A Preferred Stock for consulting services in the amount of $2,291.

	c)	Consulting fees of $12,000 were settled by the issuance of 3,429 split-adjusted shares of common stock.

	d)	Accounts payable of $58,558 were settled by the issuance of 101,906 split-adjusted shares of common stock.

For the nine months ended October 31, 2010:

	e)	The Company did not pay cash for either interest or taxes for the nine months ended October 31, 2011.

f)

Significant non-cash transactions during the nine months ended October 31, 2010 included $569,413 of notes and derivatives payables that were converted into 46,761 split-adjusted shares of common stock and $29,000 of accrued interest was converted into 8,286 split-adjusted shares of common stock.

	g)	Financial and management services of $2,560,000 were settled by the issuance of 16,000 split-adjusted shares of common stock.

	h)	Accounts payable to related parties of $433,500 were settled by the issuance of 5,419 split-adjusted shares of common stock.

12.	Subsequent Event

Subsequent events were evaluated through January 16, 2012.

On December 9, 2011, the Company issued 340,000 split-adjusted shares of common stock to settle accounts payable in the amount of $27,200.

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

On August 24, 2011 the directors of our company approved the consolidation of our authorized and issued and outstanding common stock on a 1,000 old for 1 new basis such that our authorized capital decreased from 1,000,000,000 shares of common stock with a par value of $0.001 to 1,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 671,931,178 shares of common stock to 671,931 shares of common stock. Our preferred stock remained unchanged.

The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 7, 2011. Our CUSIP number is 87600P402.

In accordance with stockholder approval received on January 30, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to increase our authorized share capital from 1,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, $0.001 par value to an authorized capital consisting of 1,000,000,000, shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, $0.001.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2011 which are included herein.

Three Months Ended October 31, 2011 and 2010

Our operating results for the three months ended October 31, 2011, for the three months ended October 31, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
						Ended
		Three Months Ended		Three Months Ended		October 31, 2011
		October 31, 2011		October 31, 2010		and October 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Exploration expenses		$16,952	$	Nil		$16,952
Professional fees		$19,759	$	Nil		$19,759
Consulting fees		$55,091		$101,874		$(46,783)
Legal fees		$6,546		$2,206		$4,340
General and administrative		$31,086		$936,628		$(905,542)
Other Income (Expense)
Derivative expense		$(982,401)		$(1,052,737)		$(70,336)
Interest expense		$(410,814)		$(121,245)		$289,569
Net Income (Loss)		$(1,522,649)		$(2,214,690)		$(692,041)

Our consolidated financial statements report a net loss of $1,522,649 for the three month period ended July 31, 2011 compared to a net loss of $2,214,690 for the three month period ended July 31, 2010. Our losses have decreased primarily as a result of a reduction in consulting fees and general and administrative expenses.

Nine Months Ended October 31, 2011 and 2010

Our operating results for the nine months ended October 31, 2011, for the nine months ended October 31, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Nine Month Period
						Ended
		Nine Months Ended		Nine Months Ended		October 31, 2011
		October 31, 2011		October 31, 2010		and October 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Exploration expenses		$66,334	$	Nil		$66,334
Professional fees		$83,900	$	Nil		$83,900
Consulting fees		$157,091		$295,207		$(138,116)
Legal fees		$20,264		$28,647		$(8,383)
General and administrative		$192,364		$2,758,531		$(2,565,897)
Other Income (Expense)
Derivative expense		$(987,312)		$(1,229,608)		$(242,296)
Interest expense		$(903,239)		$(172,009)		$731,230
Net Income (Loss)		$(2,410,504)		$(4,484,002)		$(2,073,498)

Our consolidated financial statements report a net loss of $2,410,504 for the nine month period ended October 31, 2011 compared to a net loss of $4,484,002 for the nine month period ended October 31, 2010. Our losses have decreased primarily as a result of a reduction in consulting fees and general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of October 31, 2011, our current total assets were $39,170 and our total current liabilities were $2,898,625 and we had a working capital deficit of $2,859,455. Our financial statements report a net loss of $2,410,504 for the nine month period ended October 31, 2011, and a net loss of $16,842,809 for the period from September 23, 2004 (date of inception) to October 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Working Capital

	At	At	Change between
	October 31,	January 31,	January 31, 2011
	2011	2011	and October 31, 2011
	($)	($)	($)
Current Assets	39,170	26,990	12,180
Current Liabilities	2,898,625	1,579,266	1,319,359
Working Capital/(Deficit)	(2,859,455)	(1,552,276)	1,307,179

Cash Flows	As at
	October 31,
	2011	2010

Net Cash (Used) Provided by Operating Activities	$(650,974)	$(330,101)
Net Cash Used In Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$650,000	$325,800
Cash Increase (Decrease) In Cash During The Period	$(11,807)	$(4,460)

We had cash in the amount of $6,488 as of October 31, 2011 as compared to $3,405 as of October 31, 2010. We had a working capital deficit of $2,859,455 as of October 31, 2011 compared to working capital deficit of $1,837,015 as of October 31, 2010.

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

Mineral Interests

Mineral interests associated with other than owned properties are classified as tangible assets. As of October 31, 2011, our company had capitalized $143,365 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

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

Loss per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our compoany has 10,000,000 shares of Series A Preferred stock and $647,461 of convertible debentures which can be converted to common stock. These shares have not been included in any weighted average computations since the effect would be anti-dilutive.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At October 31, 2011 and 2010, our company’s only component of comprehensive loss was foreign currency translation adjustments. Accordingly, the balance of accumulated other comprehensive loss was charged to operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $6,488 and a working capital deficit of $2,859,455 as at our quarter ended October 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this quarterly report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in September 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our quarter ended October 31, 2011 was $16,842,809. We have incurred losses for the quarter ended October 31, 2011 of $519,953. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2011 we issued 4,581,250 shares of Series A preferred stock with a fair value of $2,291 to our president and directors of our company for consulting services rendered. We issued all of the securities to non-U.S. persons, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On December 9, 2011, we issued 340,000 shares of our common stock to settle an amount outstanding of $27,200. We issued all of the securities to non-U.S. persons, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

On September 14, 2011, our president converted 5,418,750 shares of our common stock into 5,418,750 shares of Series A preferred stock.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2009).
3.5	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 12, 2011).
3.6	Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on January 5, 2012).
3.7	Certificate of Amendment filed with the Nevada Secretary of State on February 6, 2012 (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2012).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).
10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).
10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).
10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)
10.6	Amending Agreement Dated June 30, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 14, 2006).
10.7	Convertible Loan Agreement dated December 1, 2009 between our company and John C. Lama (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2009).

Exhibit	Description
Number
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAO MINERALS LTD.

Date: February 15, 2012	/s/ James Sikora
James Sikora
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)